Form 10-Q/A
period 2013-11-30
Argan Beauty Corp.
filed 2014-02-28
CIK 1583671

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X  ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 28, 2014
Common Stock: $0.001	4,250,000

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

Argan Beauty Corp.
Dated: February 28, 2014	By: /s/ Vitaliy Gorelik
Vitaliy Gorelik, President and Chief Executive Officer and Chief Financial Officer

13 | Page