Form 10-Q
period 2014-02-28
Argan Beauty Corp.
filed 2014-04-30
CIK 1583671

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

[ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 29, 2014
Common Stock: $0.001	4,250,000

3 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	February 28, 2014	May 31, 2013
Current Assets	(unaudited)
Cash and cash equivalents	$ 17,560	$ 3,065
Total Current Assets	17,560	3,065

Total Assets	$ 17,560	$ 3,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 8,216	$ 716

Total Liabilities	8,216	716

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,250,000 and 3,000,000 shares issued and outstanding respectively	4,250	3,000
Additional paid in capital	23,750	-
Deficit accumulated during the development stage	(18,656)	(651)
Total Stockholders’ Equity	9,344	2,349

Total Liabilities and Stockholders’ Equity	$ 17,560	$ 3,065

See accompanying notes to condensed financial statements.

4 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months period ended February 28, 2014	For the nine months period ended February 28, 2014	For the period from April 15, 2013 (Inception) to February 28, 2014

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Advertising and Promotion	-	36	36
Bank Service Charges	60	277	311
Professional Fees	7,500	17,693	17,693
Business License and Permit	-	-	616

TOTAL OPERATING EXPENSES	7,560	18,006	18,656

NET LOSS FROM OPERATIONS	(7,560)	(18,006)	(18,656)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (7,560)	$ (18,006)	$ (18,656)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,250,000	3,531,136

See accompanying notes to condensed financial statements.

5 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended February 28, 2014	For the period from April 15, 2013 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (18,005)	$ (18,656)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,005)	(18,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	28,000
Loans from director	7,500	8,216
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32,500	36,216

NET INCREASE IN CASH	14,495	17,560
Cash, beginning of period	3,065	-
Cash, end of period	$ 17,560	$ 17,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

6 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Argan Beauty Corp. is a development stage company registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. Argan Beauty Corp. will position itself to take full advantage of the distributing Argan oil products from manufacturers to customers.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements. The results of operations for the three and nine months ended February 28, 2014 are not necessarily indicative of the operating results for the full year ended May 31, 2014.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

7 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,065 of cash as of May 31, 2013 and $ 17,560 as of February 28, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

8 | Page

ARGAN BEAUTY CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Pronouncements

Argan Beauty Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – LOAN FROM DIRECTOR

As of February 28, 2014, a director loaned $8,216 to the Company for business operations.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,216 as of February 28, 2014.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 13, 2013, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On November 15, 2013, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

There were 4,250,000 shares of common stock issued and outstanding as of February 28, 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will,"

9 | Page

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

Three And Nine Months Period Ended February 28, 2014

Our net loss for the three months period ended February 28, 2014 was $7,560. Our net loss for nine months period ended February 28, 2014 was $ 18,006. During the three and six month periods ended February 28, 2014 we have not generated any revenue.

During the three month period ended February 28, 2014, our operating expenses were bank service charges $60 and professional fees $7,500.  During the nine months period ended February 28, 2014, our operating expenses were bank service charges $277, advertising and promotion $ 36 and professional fees of $ 17,693. The weighted average number of shares outstanding was 4,250,000 and 3,531,136 for the three and nine months period ended February 28, 2014.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2014

As at February 28, 2014, our total assets were $17,560 compared to $3,065 in total assets at May 31, 2013. Total assets were comprised of $17,560 in cash and cash equivalents.  As at February 28, 2014, our current liabilities were $8,216. Stockholders’ equity was $9,344 as of February 28, 2014 compared to stockholders' equity of $3,065 as of May 31, 2013.

Cash Flows from Operating Activities

10 | Page

We have not generated positive cash flows from operating activities. For the nine months period ended February 28, 2014, net cash flows used in operating activities was $(18,005). For the period from inception (April 15, 2013) to February 28, 2014, net cash flows from operating activities was $(18,657).

Cash Flows from Investing Activities

For the nine months period ended February 28, 2014 as well as for the period from inception (April 15, 2013) to February 28, 2014, we do not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended February 28, 2014, cash flow for financing activities was $32,500. For the period from inception (April 15, 2013) to February 28, 2014, net cash provided by financing activities was $32,616 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

12 | Page

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

Argan Beauty Corp.
Dated: April 29, 2014	By: /s/ Vitaliy Gorelik
Vitaliy Gorelik, President and Chief Executive Officer and Chief Financial Officer

13 | Page