Form 10-K
period 2014-05-31
Argan Beauty Corp.
filed 2014-08-29
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-190391

ARGAN BEAUTY CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 33-1227949
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Faraday Str. 31, Leipzig, Germany	04159
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	49(0)1738264717

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]       No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]       No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 29, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,750,000 common shares as of August 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Argan Beauty Corp., unless the context clearly requires or states otherwise.

Corporate Overview

We were incorporated in the State of Nevada on April 15, 2013. Our company is planning to be a distributor of Argan oil and Argan oil products to stores, spas, massage therapy offices and individuals in Germany. We intend to bring the 100% pure and organic Argan oil and skin products made with Argan oil directly from the manufacturers in Morocco to Germany and in the future to the rest of Europe. We expect to generate revenues from sales of our products to individual customers and commercial customers such as spas, stores and massage therapy offices. Both individual and commercial customers will be able to order our products by telephone, our website www.arganbeautycorp.com using our special contact form, or directly at an arranged meeting with our representative. We will import 100% pure Argan oil and all the skin care products made with Argan oil straight from the manufacturer in Morocco and deliver them to our clients in Germany without the help of commission base agents.

At this stage, we have no revenues. The only operations we have engaged in are preparing our business plan and the development of our website. Our potential client list consists of 4 companies ranging from beauty stores, spas and massage therapy offices.

The majority of our business will be initially marketed in Germany but as our operations expand, we plan to expand to other European markets.

Our company will focus on providing helpful customer service. We will have vast selection of products as well as same-day delivery services within 100 miles radius. We also offer a no minimum order size and no shipping charges, as well as returns of unused, saleable products for an instant credit.

On July 31, 2014, our company’s board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized, issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and becomes effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increases from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock increases from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of August 19, 2014.

The forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 19, 2014 under the symbol "ABXXD". The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 04014V206.

Our principal executive office is located at Faraday Str. 31, Leipzig, Germany, 04159. Our telephone number is 49 (0) 173 8264 717.

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our company’s website which was estimated to be completed on October 30, 2013.

Our Products

Argan oil is becoming more popular and known in all the markets around the world. It is rich in vitamin E and fatty acids and can be used by women and men of all ages. Both women and man can use it in their hair, skin and nails. We will only order 100% organic, pure Argan oil that is grown in Morocco. The list of products we intend to offer will vary from 100% pure Argan oil to skin care face creams, eye creams, and cleansers made with pure Argan oil. All our products will be 100% natural with no synthetic chemicals, chemical preservatives, artificial fragrances, artificial colors, harsh detergents or any other unhealthy toxins. Our customers will be able to choose from different sizes of pure Argan oil: 30 ml, 60 ml, 120 ml and 250 ml. In order to create a better business relationship with our commercial customers such as spas and massage therapy offices we will offer them 500ml and 1L of Argan oil at a discount price. Below some of the products that we are planning to purchase on our second order:

Many sizes of 100% pure Argan oil, facial day cream, intensive night cream, lightweight eye cream, facial spf 50 cream, foaming cleanser, brightening mask, natural scrubs all made with Argan oil as their main ingredient. All other ingredients in these products will also be 100% natural and organic such as jojoba oil, aloe vera, cucumber oil, rosehip wax, pomegranate oil, etc.

We intend to source our products from different manufacturers in Morocco. At this time manufacturers in Morocco include many small and large private companies that are dedicated to growth, manufacture, and wholesale of Argan oil and other products. We will research and find the best quality Argan oil products for the best possible wholesale prices. Mr. Vitaliy Gorelik, our president, chief financial officer and sole director, plans to travel to Morocco in order to personally select the best company with the best quality of Argan oil.

Some of the guidelines that we plan to follow when searching for products to ensure its high quality and compliance with International Standard Assurance:

1.

Mr. Gorelik plans to visit different plants and see the quality of the Argan nuts being used and how many years the company has been in the business. Argan oil needs to be pure, without any synthetic additives, parabens nor silicones so Mr. Gorelik plans to look at the ingredient list. He also plans to ensure that the company he chooses does not test on animals.

2.

He plans to look for the company that uses the best extraction method. After researching it well we believe that the best method is raw cold-pressed as it eliminates the environment for bacteria growth, thus giving the product a longer shelf life. Mr. Gorelik plans to look at machines being used at all the plants to make sure they qualify for “raw” extraction.

3.

Mr. Gorelik plans to look for companies that are USDA Approved, have Eco Certification and that have ISO 900 which are the standards of quality published by ISO (the International Organization for standardization) where the legal and regulatory requirements relating to the product strictly observed.

Mr. Gorelik plans to utilize his personal funds to budget this sourcing-related trip to Morocco. He plans to do his trip at the end of December or beginning of January 2015.

At this time we do not plan on branding our products or engaging in other forms of product differentiation.

Customers

Our company's primary markets are: stores selling skin and body care lines, stores selling natural and organic cosmetics, spas around the country, massage therapy or Registered Massage Therapy offices that thrive on using only the best oils for their clients and consumers buying online. With expending of our business in the future our markets will include cosmetic stores, spas and massage therapy offices in the rest of Europe.

At this time we have engaged in preliminary talks with four potential clients: Sports & Spa Wellness, Natur & Fein Beauty Store, Sachsen Therme, and Massagepraxis Kroß Massage Clinic. All of them have specified to us the products that they require on regular basis and we are going to include them in every one of our orders.

The material terms of this verbal agreement with our potential clients include:

  These clients have verbally agreed to give us the preference when ordering.
  We have verbally promised them to beat the prices of our competitors thus offering them the lowest price for the product.
  We have verbally offered them free delivery on orders.
  The clients have verbally told us the products they need and require on a regular basis.

At this time we have not executed any agreement with these clients and they do not have any obligation to purchase our product.

Marketing

Initially, our main way of promoting our services will be by soliciting prospective clients directly and describing our list of products and services. Another way will be by arranging a meeting directly with the potential customer through referrals.

Once we order our initial inventory of products based on the “wish list” from our potential clients and more, we will also be posting the products on our website along with the pictures, the list of ingredients and the option for our customers to leave a review for a specific product they have purchased. Once we will complete the order, we will try to arrange for future orders.

Another main communications channel will be digital media via Internet. We plan to promote our products at our website www.arganbeautycorp.com. Our website will list the benefits of using our products. We will print business cards and have our website listed on it. We will print out brochures with our product list for our potential clients. The client will also be able to submit order requests and/or contact us via email linked to our website or call our company directly.

Furthermore, we plan to attend different fairs and trade shows to further promote our business, hand out business cards, meet potential clients and referrals.

At last, the best marketing of our business will be our low prices. We will focus on sourcing our product from suppliers with high quality product and competitive pricing. Involving no commission based agents we will take the product straight from the factory to the buyer, keeping the prices low.

Customer Service

We intend to follow-up on our previous orders to make sure everything worked out well and our clients did not have any problems or concerns. To our business customers we will offer same-day, and two day delivery on a regular basis with no minimum order size and no shipping charges. Customer order received by noon will be delivered same day within a 100 miles radius. Orders that are farther away than 100 miles radius, will be delivered within two business days. In the future all orders placed through our website will be mailed the same day with Deutsche Post. All shipping will be free on orders of $50 or more made on our website. At first, Mr. Gorelik or our company’s secretary, Caroline Bastidas, will use Mr. Gorelik's car to deliver products. Mr. Gorelik will bill us $.25 per each km driven. When our operations expand by December 2014 we plan on buying another car to use for delivering products in addition to Mr. Gorelik’s car. Estimated cost $12,000.

Returns of unused, saleable products will be accepted for an instant credit and left in our inventory for resale to another client.

With the expansion of our company we intend to sign executive agreements with our customers in Europe as well as suppliers in Morocco.

Prices and Paying

Germany has a free-trade agreement with Morocco, so we will not need to pay any duties on our products coming from there. It will take approximately 2-3 weeks to receive our order. Our prices on products will have an additional Deutsch government obligatory VAT of 19%. Payments shall be made to one of our accounts without any deductions.

Payments by customer shall be due upon receipt of the invoice. Customers will agree to make payment within 14 days. Upon the expiry of this deadline, customers shall be in default of payment.

Competition

Our competition will include other distribution companies, importers, and agents with the same or similar product list. However, there is an increase in public interest in natural products and cosmetics and the field grows rapidly and there is a constant need for new pure and organic products. We expect competition to continue to intensify in the future. Competitors include companies with more substantial customer bases. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees

We are a development stage company and currently have no employees other than our president, chief financial officer, treasurer and sole director, Vitaliy Gorelik, our chief executive officer, Burt Ensley and our secretary, Caroline Bastidas.

Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We plan to purchase new cars for our operations. The number of new cars will depend on the amount of revenue that we have available. When we have sufficient funds we plan to purchase a second car for delivery of product at an estimated cost $12,000.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not currently have any intellectual property, other than our domain name, www.arganbeautycorp.com.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.        Risk Factors

Risks Associated To Our Business

We are a development stage company but have not yet commenced operations in our business. We expect to incur operating losses for the foreseeable future.

We were incorporated on April 15, 2013 and to date have been involved primarily in organizational activities. We have not yet commenced business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new distribution companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We estimate “significant losses” to be up to $80,000. Our losses could be higher after the first twelve months period. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $31,045 for the period from our inception on April 15, 2013 to May 31, 2014, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. KLJ & Associates, LLP, our independent registered public accountant, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise funds. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in our company is suitable.

We may face damage to our professional reputation if our future clients are not satisfied with our services. In this case, it is unlikely that we will be able to obtain future engagements. If we are unable to obtain engagements, investors are likely to lose their entire investment.

As a distribution company, we depend and will continue to depend to a large extent on referrals and new engagements from our former customers, as we will attempt to establish a reputation for professional service company and integrity to attract and customers. As a result, if a customer is not satisfied with our products or services, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Accordingly, no assurances can be given that we will obtain customers in the foreseeable future.

If we do not attract customers, we will not make a profit, which ultimately will result in a cessation of operations.

At this time we have no signed purchase agreement with any of our potential customers. We have only made verbal agreements with four local clients: Sports & Spa Wellness, Natur & Fein Store, Sachsen Therme Spa and Club and Massagepraxis Kroß Massage Clinic. There is no guarantee we will ever conduct business with these customers or any other customers. Even if we obtain business from the above listed customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell our products at prices that generate a profit.

We are subject to business risks and increasing costs associated with the transportation of our products that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to business risks and increasing costs associated with the transportation of our products that are largely out of our control, any of which could adversely affect our business, financial condition and results of operations. The factors contributing to these risks and costs include weather, excess capacity in the transportation industry, interest rates, fuel prices and taxes, fuel surcharge collection, impact on liquidity from the lag between higher payments for fuel and the collection of higher fuel surcharges in a rising fuel cost environment, terrorist attacks, insurance premiums and self-insurance levels, difficulty in recruiting and retaining qualified drivers, the risk of outbreak of epidemical illnesses, the risk of widespread disruption of our technology systems, and increasing equipment and operational costs. Our results of operations may also be affected by seasonal factors.

The distribution industry is cyclical and is sensitive to changing economic conditions; we are in the midst of an industry and general economic slowdown or recession that could materially adversely impact our business.

Distribution services historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices, credit availability and unemployment rates. At this time, we cannot predict the severity or duration of the slowdown and we cannot assure that our business will not be materially adversely affected if it continues or worsens. Accordingly, you are likely to lose your entire investment if the current slump in distribution industry continues.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes small and midsized companies, and many of them may sell the same products at competitive prices. Highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

The Management’s lack of industry experience and contacts may impact our ability to source, import and sell our products.

Our management lacks experience in the beauty products industry and the import business. The lack of industry experience and contacts can impose difficulties of locating additional suppliers of beauty products and import into them into the customers' destination country. Our management may also have a difficult time, due to their lack of contacts and networking in the industry, finding customers and selling our beauty product. These factors can greatly affect our profitability and could cause our business to fail and you lose your entire investment.

If we are unable to recruit, motivate and retain qualified personal, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The success of our business will depend upon our ability to attract and retain through independent contractor or other arrangements, qualified employees who possess the skills and experience necessary to meet the needs of our operations. We will compete in markets in which unemployment is generally relatively low and the competition for skilled employees is intense.

We cannot assure that qualified employees will be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified personal, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Because our current officers devote limited amounts of time to our company, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Vitaliy Gorelik, our president, chief financial officer, treasurer and sole director, currently devotes approximately 25 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Gorelik to our company could negatively impact our business development.

Burt Ensley, our chief executive officer, currently devotes approximately 25 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Ensley to our company could negatively impact our business development.

Caroline Bastidas, our secretary, currently devotes approximately 30 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. The loss of Ms. Bastidas to our company could negatively impact our business development.

Our president, Mr. Gorelik, informally agreed to advance us the funds necessary to pay professional fees and operating expenses; however, he is not legally obligated to provide such funding potentially causing our business to fail.

Mr. Gorelik informally agreed to advance us the funds for professional fees and operating expenses; however, he has not formally agreed to do so and therefore is not legally obligated to provide such funding. Since we have no formal agreement with Mr. Gorelik for the advancement of funds, Mr. Gorelik may fail to advance us the funds, if needed.

Because we have only three officers who may not have enough experience and formal training in financial accounting and management, our business has a high risk of failure.

We have only three officers: Vitaliy Gorelik, Burt Ensley and Caroline Bastidas. They have no formal training in financial accounting and management; however, they are responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls. When the disclosure and accounting controls referred to above are implemented, they will be responsible for the administration of them. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment. However, because of the small size of our expected operations, we believe that they will be able to monitor the controls they will have created and will be accurate in assembling and providing information to investors. In addition, Mr. Gorelik, Mr. Ensley and Ms. Bastidas have no professional training in any aspects of our business. As a result, they may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified consultants. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Our executive officers and director do not have any prior experience conducting a best-effort offering, or managing a public company.

Our executive officers and director do not have any experience conducting a best-effort offering or managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. If we are not able to raise sufficient funds, we may not be able to fund our operations as planned, and our business will suffer and your investment may be materially adversely affected. Also, our executive’s officers’ and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

We have no revenue and limited assets.

We have no revenue and limited assets and our registered certified public accountants have issued an opinion expressing substantial doubt about our ability to continue as a going concern; our limited operations and the likelihood that we will incur losses for the foreseeable future represent material risks to our potential investors.

Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations.

We plan to conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we plan to receive Euros in connection with the offer and sale of our common stock and later in the sale of our products in Germany. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro against the U.S. dollar are expected to have an effect, which may be significant, on our financial results. The ongoing European debt crisis, coupled with the policy actions taken by European central banks to support their financial system, have caused exchange rates to remain volatile. Concerns persist regarding the ability of European countries to continue to service their sovereign debt obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances in individual Euro zone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. A decline in the value of any of the foreign currencies in which we receive subscriptions or revenues, including the Euro, against the U.S. dollar will tend to reduce our subscription proceeds, reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our subscription proceeds, reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 525,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our office is currently located at Faraday Str.31, Leipzig, Germany 04159. Our telephone number is 49(0)173 8435 311. The office and storage space is provided by our director free of charge. We do not pay any rent to Mr. Gorelik and there is no agreement to pay any rent in the future.

We intend to rent an office (approx. 200 sq. feet) in the center of Leipzig. As of the date of this annual report, we have not sought or selected a new office sight and have no arrangement or lease agreement for the bigger storage.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock was quoted on the OTC Bulletin Board effective March 8, 2014. Our trading symbol is “ABXX”. There has been only one trade of our common shares on July 21, 2014 at $0.50.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760 (Telephone: (727) 289-0010; Facsimile: (727) 289-0069 is the registrar and transfer agent for our common shares.

Holders

As of August 19, 2014, there were approximately 24 holders of record of our common stock. As of such date, 29,750,000 common shares were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2014.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended May 31, 2014.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2014 and May 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years Ended May 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2014 and 2013.

Our operating results for the years ended May 31, 2014 and 2013 are summarized as follows:

		Year Ended
		May 31,
		2014		2013
Advertising and promotion		$36	$
Bank service charges		$337		$35
Professional fees		$30,022	$
Business license and permit	$			$616
Net Loss		$(30,395)		$(651)

Our net loss for the year ended May 31, 2014 was $30,395. Our net loss for year ended May 31, 2013 was $651. During the year ended May 31, 2014 we did not generate any revenue.

During the year ended May 31, 2014, our operating expenses were bank service charges of $337 and professional fees of $30,022. During the year ended May 31, 2013, our operating expenses were bank service charges of $35 and professional fees of $0. The weighted average number of shares outstanding were 4,250,000 and 3,000,000 for the years ended May 31, 2014 and May 31, 2013, respectively.

Liquidity and Financial Condition

Working Capital
	At May 31,	At May 31,
	2014	2013

Current Assets	$5,171	$3,065
Current Liabilities	$8,216	$716
Working Capital	$(3,045)	$2,349

Cash Flows
	At May 31,	At May 31,
	2014	2013

Net cash used in operations	$(30,395)	$(651)
Net cash (used in) provided by investing activities
Net cash (used in) provided by financing activities	$32,500	$3,716
Increase (Decrease) in Cash During the Period	$2,105	$3,065

As at May 31, 2014, our total assets were $5,171 compared to $3,065 in total assets at May 31, 2013. Total assets were comprised of $5,171 in cash and cash equivalents. As at May 31, 2014, our current liabilities were $8,216 compared to $716 in current liabilities as at May 31, 2013. Stockholders’ equity was $ (3,045) as of May 31, 2014 compared to stockholders' equity of $2,349 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2014, net cash flows used in operating activities was $(30,395) compared to $(651) for the year ended May 31, 2013. For the period from inception (April 15, 2013) to May 31, 2014, net cash flows used in operating activities was $(31,045).

Cash Flows from Investing Activities

For the years ended May 31, 2014 and 2013 as well as for the period from inception (April 15, 2013) to May 31, 2014, we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the year ended May 31, 2014, cash flow provided by financing activities was $32,500 compared to $3,716 for the year ended May 31, 2013. For the period from inception (April 15, 2013) to May 31, 2014, net cash provided by financing activities was $36,216 received from proceeds from issuance of common stock and director loans.

Plan of Operation and Future Financings

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending May 31, 2015

Professional fees	$10,000
Establishing an office	$13,000
Advertising	$500
Website development	2,500
General and administrative expenses	30,000
Total	$56,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $56,000 that we require for the next 12 months, we had $5,171 in cash as of May 31, 2014, and a working capital deficit of $31,046. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended May 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). Our company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $5,171 of cash as of May 31, 2014 and $3,065 as of May 31, 2013.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

Our company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, our company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

Comprehensive Income

Our company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

The condensed annual financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

INDEX TO FINANCIAL STATEMENTS

ARGAN BEAUTY CORP.

Henderson, Nevada

FINANCIAL STATEMENTS

May 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Argan Beauty Corp.

We have audited the accompanying balance sheet of Argan Beauty Corp. as of May 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2014 and for the period April 15, 2013 (inception) through May 31, 2013. Argan Beauty Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Argan Beauty Corp. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for years ended May 31, 2014 and the period April 15, 2013 (inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has earned only minimal revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended May 31, 2014 and from April 15, 2013 (inception) through May 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, Minnesota
August 29, 2014

1660 South Highway 100
Suite 500
St. Louis Park, Minnesota 55416
630.277.2330

Argan Beauty Corp.
Balance Sheets

ASSETS	May 31, 2014	May 31, 2013

Current Assets

Cash and cash equivalents	$5,171	3,065

Total Current Assets	5,171	3,065

Total Assets	$5,171	3,065

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Loan from director	$8,217	716

Total Liabilities	8,217	716

Stockholders’ Equity (Deficit)

Common Stock, $.001 par value: Authorized 750,000,000 shares: Issued and outstanding 29,750,000 and 21,000,000 shares.	29,750	21,000
Additional paid in capital	16,250	-
Accumulated (Deficit)	(49,046)	(18,651)

Total Stockholders’ Equity (Deficit)	(3,046)	2,349

Total Liabilities and Shareholders’ Deficit	$5,171	3,065

The accompanying notes are an integral part of these financial statements.

Argan Beauty Corp.
Statements of Operations

		Period from
		April 15, 2013
	Year Ended May	(inception) to May 31,
	31, 2014	2013

Revenue	-	-

Operating Expenses
Advertising and Promotion	36
Bank Service Charges	337	35
Business license and permit	-	616
Professional fees	30,022

Total Operating Expenses	30,395	651

Net Loss From Operations	(30,395)	(651)

Net Loss	$(30,395)	(651)

Basic and diluted net loss per common share	$(0.00)	(0.00)

Weighted-average number of common shares outstanding	25,986,301	21,000,000

The accompanying notes are an integral part of these financial statements.

Argan Beauty Corp.
Statements of Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at inception April 15, 2013	-	-	-	-	-

Shares issued for cash at $0.001 per share	21,000,000	21,000	-	(18,000)	3,000

Net Loss for the year ended May 31, 2013	-	-	-	(651)	(651)

Balance as of May 31, 2013	21,000,000	21,000	-	(18,651)	2,349

Shares issued for cash at $0.02 per share	8,750,000	8,750	16,250	-	25,000

Net Loss for the year ended May 31, 2014	-	-	-	(30,395)	(30,395)

Balance as of May 31, 2014	29,750,000	$29,750	16,250	(49,046)	(3,046)

The accompanying notes are an integral part of these financial statements.

Argan Beauty Corp.
Statements of Cash Flows

		Period from
		April 15, 2013
	Year Ended May 31,	(inception) to May
	2014	31, 2013
Cash flows from operating activities:
Net loss	$(30,395)	(651)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	-
Expenses paid on behalf of the Company by a related party	-	-

Net cash used in operating activities	(30,395)	(651)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	3,000
Loans from director	7,500	716

Net cash provided by financing activities	32,500	3,716

Net increase (decrease) in cash	2,105	3,065
Cash, beginning of the period	3,065	-
Cash, end of the period	$5,171	3,065

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ARGAN BEAUTY CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

ARGAN BEAUTY CORP. is a development stage company registered in the State of Nevada on April 15, 2013 formed to distribute Argan oil products. ARGAN BEAUTY CORP. will position itself to take full advantage of the distributing Argan oil products from manufacturers to customers.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,065 of cash as of May 31, 2013 and $ 5,171 as of May 31, 2014.

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

ARGAN BEAUTY CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

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

Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of May 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – LOAN FROM DIRECTOR

As of May 31, 2014, a director loaned $8,217 to the Company for business operations. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,217 as of May 31, 2014.

NOTE 5 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On May 13, 2013, the Company issued 3,000,000 (21,000,000 post split) shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On November 15, 2013, the Company issued 1, 250,000 (8,750,000 post split) shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

ARGAN BEAUTY CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 5 – COMMON STOCK (CONTINUED)

The Company’s board of directors approved a seven for one forward stock split of authorized and issued and outstanding shares of common stock. Consequently our authorized share capital increases from 75,0000 to 525,000,000 shares of common stock and our issued and outstanding common stock increases from 4,250,000 to 29,750,000 shares all with par value of $.001.

The forward stock split has been reviewed by Financial Industry Regulatory Authority (FINRA) and was approved for filing with an effective date of August 19, 2014.

There were 29,750,000 shares of common stock issued and outstanding as of May 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

As of May 31, 2014, the Company had net operating loss carry forwards of approximately $13,258 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2014	May 31, 2013
Federal income tax benefit attributable to:
Current operations	$10,334	$221
Less: valuation allowance	(10,334)	(221)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	May 31, 2014	May 31, 2013
Deferred tax asset attributable to:

Net operating loss carry over	$10,555	221
Less: valuation allowance	(10,555)	(221)
Net deterred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,750 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8—SUBSEQUENT EVENTS

We evaluated all events or transactions up to the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of May 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information

Effective July 22, 2014, Vitaliy Gorelik resigned as chief executive officer of our company. Mr. Gorelik remains as president, chief financial officer and sole director of our company. Mr. Gorelik's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective July 22, 2014, Burt Ensley was appointed as chief executive officer of our company.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our company	Age	Date First Elected or Appointed
Vitaliy Gorelik	President, Chief Financial Officer, Treasurer and Director	39	April 15, 2013
Burt Ensley	Chief Executive Officer	65	July 22, 2014
Caroline Bastidas	Secretary	33	April 15, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Vitaliy Gorelik – President, Chief Financial Officer, Treasurer and Director

Vitaliy Gorelik was appointed as our president, chief executive officer, chief financial officer, treasurer and director on April 15, 2013. Mr. Gorelik resigned as our chief executive officer on July 22, 2014. From 2003 to 2007 Mr. Gorelik worked as a sous chef at Bürgerhaus in Delitzsch, Germany. From 2008 until 2010 he became a full-time manager at Kurhaus, his family owned restaurant. From 2010 to present Mr. Gorelik still works part-time at Kurhaus and part-time devoting his attention to our company.

Burt Ensley, Ph.D. – Chief Executive Officer

Burt Ensley, Ph.D., is the founder of Protein Genomics, Inc. and DermaPlus, Inc., Arizona-based biotechnology companies involved in wound healing, tissue regeneration and skin care.

His professional career began in 1981 when he was hired by Amgen, Inc., a start-up biotech firm in Thousand Oaks, California, that he helped become the largest such company in the world within 10 years. Amgen now has 40,000 employees and $12 billion in annual revenue.

In 1989, Dr. Ensley left Amgen to serve as director of advanced technologies for Envirogen, Inc. There, he led research and field demonstrations of biological and physical/chemical technologies for the treatment of hazardous wastes from the company’s inception until its public offering in 1992. He then became a founder and the president, chief executive officer and director of Phytotech, Inc., a biotechnology company using plants for the treatment of contaminated soil and water. He raised financing for Phytotech of $5 million in equity and $2 million in debt from inception to sale of the business in June 1999.

In 1999, Dr. Ensley founded Nucycle Therapy, Inc., a biotechnology company involved in discovering, developing and commercializing unique nutritional supplements and high value nutraceutical and therapeutic products from plants. He served as the company’s chief executive officer from 1999 to 2001. The company was able to scale-up the manufacture of 50 million doses of plant-based nutritional mineral supplements, and was sold to Integrated Biopharma, a publicly traded entity, in 2001.

In 2004, Dr. Ensley founded Protein Genomics, Inc., a privately held genomics-based biopolymer company. The company designs and manufactures protein monomers and polymers of human structural molecules with applications in wound healing, tissue repair and personal care products. These products are designed directly from the mRNA sequences of individuals and population groups. Dr. Ensley currently acts as chairman and chief executive officer of Protein Genomics, Inc.

Dr. Ensley was elected to Fellowship in the American Academy of Microbiology in recognition of his research accomplishments. His professional affiliations have included membership in the board of directors and co-chair of The BIO5 Institute at the University of Arizona; board of trustees at the Biotechnology Council of New Jersey; board of directors of the Natural History Museum at the University of Kansas; the American Association for the Advancement of Science; the American Society for Microbiology; service on the National Research Council Committee on Catalysis; and on the biology directorate advisory committee of the National Science Foundation. He is an adjunct professor at Northern Arizona University.

He holds his Ph.D. degree in microbiology from the University of Georgia (1979), his master’s degree in biology from the University of New Mexico (1976), and bachelor’s degree in biology from the University of New Mexico (1974).

Dr. Ensley has 30 publications in peer-reviewed scientific literature and holds 19 issued and 2 pending US patents.

Dr. Ensley served in the US Army from August 1968 until May, 1971, graduating from the MACV Recondo School and serving with the 5th Special Forces Group, 1st Special Forces (Airborne) in Nha Trang, Vietnam. He was decorated twice (BSM and ARCOM) for service in combat.

Caroline Bastidas - Secretary

Caroline Bastidas was appointed as secretary of our company on April 15, 2013. Ms. Bastidas studied at University of Chile where she majored in commerce from 2001 till 2005. From 2006- 2009 Ms. Bastidas worked as a Sales Representative at Seguros Chile, an Insurance company. From 2009-2013 Ms. Bastidas worked as a Cash Operations Specialist in Banco de Chile, the Bank of Chile. Presently, Ms. Bastidas is devoting her time to management of Argan Beauty Corp. Currently she devotes 30 hours a week to our company.

Our board of directors consists solely of Vitaliy Gorelik.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

18

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Audit Committee

As we have only a sole director, we have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

Director Nominees

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vitaliy Gorelik(1) President, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Burt Ensley(2) Chief Executive Officer	2014 2013	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1)

Mr. Gorelik was appointed as president, chief financial officer, chief executive officer, treasurer, and director of our company on April 15, 2013 and resigned as chief executive officer on July 22, 2014.

(2)	Mr. Ensley was appointed as chief executive officer of our company on July 22, 2014.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 19, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vitaliy Gorelik(2) Faraday Str. 31 Leipzig, Germany 04159	Common	21,000,000	70.59%
Burt Ensley(3) PMB 1319, 2674 W. Hwy. 89A Sedona, Arizona 86335	Common	Nil	0%
Caroline Bastidas(4) Faraday Str. 31 Leipzig, Germany 04159	Common	Nil	0%
Directors and Officers as a group	Common	21,000,000	79.59%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 19, 2014. As of August 19, 2014, there were 29,750,000 shares of our company’s common stock issued and outstanding.

(2)	Vitaliy Gorelik is our president, chief financial officer, treasurer and director.

(3)	Burt Ensley is our chief executive officer.

(4)	Caroline Bastidas is our secretary.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director consisting of Vitaliy Gorelik. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2014 and for the fiscal year ended May 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2014 $	May 31, 2013 $
Audit Fees	$6,500	$3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,500	$3,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)

(10)	Material Contracts

10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended January 31, 2014 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN BEAUTY CORP.
(Registrant)

Dated: August 29, 2014	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer)

Dated: August 29, 2014	/s/ Burt Ensley
Burt Ensley
Chief Executive Officer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 29, 2014	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director

