Form 10-Q
period 2014-08-31
Argan Beauty Corp.
filed 2014-10-20
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to _________________________________

Commission File Number 333-190391

ARGAN BEAUTY CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 33-1227949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Faraday Str. 31, Leipzig, Germany	04159
(Address of principal executive offices)	(Zip Code)

49 (0) 1738264717
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES      [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] YES      [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[X] YES      [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES      [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
29,950,000 common shares issued and outstanding as of October 20, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ARGAN BEAUTY CORP.

CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

ARGAN BEAUTY CORP.

TABLE OF CONTENTS

AUGUST 31, 2014

ARGAN BEAUTY CORP.
BALANCE SHEETS

	August 31,	May 31,
ASSETS	2014	2014

Current Assets
Cash and cash equivalents	$1,432	$5,171
Total Current Assets	1,432	5,171

Total Assets	$1,432	$5,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Loan from director	8,216	8,216

Total Liabilities	8,216	8,216

Stockholders’ Equity
Common stock, par value $0.001; 525,000,000 shares authorized, 29,750,000 shares issued and outstanding	29,750	29,750
Additional paid in capital	-	-
Accumulated deficit	(36,534)	(32,795)
Total Stockholders’ Equity	(6,784)	(3,045)

Total Liabilities and Stockholders’ Equity	$1,432	$5,171

See accompanying notes to condensed financial statements.

ARGAN BEAUTY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months period	months period
	ended	ended
	August 31,	August 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

Advertising and Promotion	15	36
Bank Service Charges	60	46
Professional Fees	3,663	5,999
Business License and Permit	-	-

TOTAL OPERATING EXPENSES	3,738	6,081

NET LOSS FROM OPERATIONS	(3,738)	(6,081)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,738)	$(6,081)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,750,000	29,750,000

See accompanying notes to condensed financial statements.

ARGAN BEAUTY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	August 31,	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,738)	$(6,081)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	-	-
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,738)	(6,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	-	4,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,500

NET INCREASE (DECREASE) IN CASH	(3,738)	(1,581)
Cash, beginning of period	5,171	3,065
Cash, end of period	$1,432	$1,484

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed financial statements.

ARGAN BEAUTY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,171 of cash as of May 31, 2014 and $ 1,432 as of August 31, 2014.

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

ARGAN BEAUTY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of August 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – LOAN FROM DIRECTOR

As of August 31, 2014, a director loaned $8,216 to the Company for business operations. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,216 as of August 31, 2014.

NOTE 5 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On May 13, 2013, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On November 15, 2013, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

On July 30, 2014, the Company effected a 7 new for 1 old split of its issued and outstanding shares resulting in 29,750,000 shares outstanding and with an increase in the authorized capital of the Company to 525,000,000.

There were 29,750,000 shares of common stock issued and outstanding as of August 31, 2014.

ARGAN BEAUTY CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014

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

NOTE 7 – SUBSEQUENT EVENTS

The Company is offering, on a private placement basis, units of the Company (each a “Unit”), at a subscription price of U.S. $0.30 per Unit, with each Unit consisting of one share of common stock and one non-transferable common stock share purchase warrant (each a “Warrant”), and with each such Warrant entitling the subscribers to purchase one additional common share of the Company (each a “Warrant Share”), for the period commencing upon the date of issuance of the within Units by the Company and ending on the day which is three years from the date of issuance of the Units, at an exercise price of U.S. $0.50 Per Warrant Share. The private placement offering of Units by the Company is not subject to any minimum subscription.

Pursuant to the above private placement, on September 17, 2014, the Company entered into a Share Purchase Agreement with one non-US investor pursuant to Regulation S, under the Securities Act of 1933, as amended. Pursuant to the purchase agreement, the investor purchased 50,000 Units of the Company and accordingly the Company issued 50,000 shares of its common stock and 50,000 Warrants for $15,000, at a value of $0.30 per Unit which represents a 33% discount of the then current market value of the Company’s common stock.

Pursuant to the above private placement, on September 18, 2014, the Company entered into a Share Purchase Agreement with one US investor pursuant to Rule 506 of Regulation D, under the Securities Act of 1933, as amended. Pursuant to the purchase agreement, the investor purchased 150,000 Units of the Company and accordingly the Company issued 150,000 shares of its common stock and 150,000 Warrants for $30,000, at a value of $0.30 per Unit which represents a 33% discount of the then current market value of the Company’s common stock.

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

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

The majority of our business will be initially marketed in Germany but as our operations expand, we plan to expand to other European markets. We are also looking at opportunities to expand our operations and product lines in the USA market.

Our company will focus on providing helpful customer service. We will have vast selection of products as well as same-day delivery services within 100 miles radius. We also offer a no minimum order size and no shipping charges, as well as returns of unused, saleable products for an instant credit.

On July 31, 2014, our company’s board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized, issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increases from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock increases from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of August 19, 2014. Our new CUSIP number is 04014V206.

Our principal executive office is located at Faraday Str. 31, Leipzig, Germany, 04159. Our telephone number is 49 (0) 173 8264 717.

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our company’s website which was estimated to be completed on October 30, 2013. We are now looking at re-designing our website in order to better market our brand and image to consumers. This re-design should be completed prior to October 31, 2014.

Results of Operations for the Three Months Ended August 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2014 and 2013.

Our operating results for the three months ended August 31, 2014 and 2013 are summarized as follows:

	Three Months Ended
	August 31,
	2014	2013
Advertising and promotion	$15	$36
Bank service charges	$60	$46
Professional fees	$3,663	$5,999
Net Loss	$(3,738)	$(6,081)

Our net loss for the three months ended August 31, 2014 was $3,738. Our net loss for three months ended August 31, 2013 was $6,081. During the three months ended August 31, 2014 we did not generate any revenue.

During the three months ended August 31, 2014, our operating expenses were advertising and promotion of $15 bank service charges of $60 and professional fees of $3,663. During the three months ended August 31, 2013, our operating expenses were advertising and promotion of $36, bank service charges of $46 and professional fees of $5,999. The weighted average number of shares outstanding were 4,250,000 and 4,250,000 for the three months ended August 31, 2014 and August 31, 2013, respectively.

Liquidity and Financial Condition

Working Capital
	At August 31,	At May 31,
	2014	2014
Current Assets	$1,432	$5,171
Current Liabilities	$8,216	$8,216
Working Capital	$(6,784)	$(3,045)

Cash Flows
		At August 31,		At August 31,
		2014		2013
Net cash used in operations		$(3,738)		$(6,081)
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities	$	Nil		$4,500
Increase (Decrease) in Cash During the Period		$(3,738)		$(1,581)

As at August 31, 2014, our total assets were $1,432 compared to $5,171 in total assets at May 31, 2014. Total assets were comprised of $2.543 in cash and cash equivalents. As at August 31, 2014, our current liabilities were $8,216 compared to $8,216 in current liabilities as at May 31, 2014. Stockholders’ equity was $(6,784) as of August 31, 2014 compared to stockholders' equity of $3,045 as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2014, net cash flows used in operating activities was $3,738 compared to $6,081 for the three months ended August 31, 2013.

Cash Flows from Investing Activities

For the three months ended August 31, 2014 and 2013 we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months ended August 31, 2014, cash flow provided by financing activities was $Nil compared to $4,500 for the three months ended August 31, 2013.

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending August 31, 2015
Professional fees	$36,000
Establishing an office	$5,000
Advertising	$1,500
Website development	2,500
General and administrative expenses	30,000
Total	$75,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $75,000 that we require for the next 12 months, we had $1,432 in cash as of August 31, 2014, and a working capital deficit of $6,784. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $5,171 of cash as of May 31, 2014 and $1,432 as of August 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

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

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company’s results of operations, financial position or cash flow.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.       Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Our company is offering, on a private placement basis, units of our company (each a “Unit”), at a subscription price of U.S. $0.30 per Unit, with each Unit consisting of one share of common stock and one non-transferable common stock share purchase warrant (each a “Warrant”), and with each such Warrant entitling the subscriber to purchase one additional common share of our company (each a “Warrant Share”), for the period commencing upon the date of issuance of the within Units by our company and ending on the day which is three years from the date of issuance of the Units, at an exercise price of U.S. $0.50 Per Warrant Share. The private placement offering of Units by our company is not subject to any minimum subscription.

Pursuant to the above private placement, on September 17, 2014, we entered into a share purchase agreement with one non-US investor pursuant to Regulation S, under the Securities Act of 1933, as amended. Pursuant to which the investor purchased 50,000 Units of our company and accordingly we issued 50,000 shares of our common stock and 50,000 Warrants for $15,000, at a value of $0.30 per Unit which represents a 33% discount of the then current market value of our company’s common stock.

Pursuant to the above private placement, on September 18, 2014, we entered into a share purchase agreement with one US investor pursuant to Rule 506 of Regulation D, under the Securities Act of 1933, as amended. Pursuant to the purchase agreement, the investor purchased 150,000 Units of our company and accordingly we issued 150,000 shares of our common stock and 150,000 Warrants for $30,000, at a value of $0.30 per Unit which represents a 33% discount of the then current market value of our company’s common stock.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN BEAUTY CORP.
(Registrant)

Dated: October 20, 2014	/s/ Burt Ensley
Burt Ensley
Chief Executive Officer
(Principal Executive Officer)

Dated: October 20, 2014	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)