Form 10-Q
period 2014-11-30
Science to Consumers, Inc.
filed 2015-01-20
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 333-190391

SCIENCE TO CONSUMERS, INC.
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

29,900,000 common shares issued and outstanding as of January 12, 2015.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)

TABLE OF CONTENTS

NOVEMBER 30, 2014

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
BALANCE SHEETS (Unaudited)

	November	May 31, 2014
ASSETS	30, 2014
Current Assets
Cash and cash equivalents	$1,373	$5,171
Legal Trust Account	21,671	-
Total Current Assets	23,044	5,171

Total Assets	$23,044	$5,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$10,214	$8,216

Total Liabilities	10,214	8,216

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 525,000,000 shares authorized, 29,900,000 shares issued and outstanding	29,900	4,250
Additional paid in capital	43,100	23,750
Accumulated deficit
	(60,170)	(31,045)
Total Stockholders’ Equity (Deficit)	12,830	(3,045)

Total Liabilities and Stockholders’ Equity	$23,044	$5,171

See accompanying notes to condensed financial statements.

F-3

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the six	For the six
	months period	months period	months	months period
	ended	ended	period ended	ended
	November 30,	November 30,	November	November 30,
	2014	2013	30, 2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Advertising and Promotion	-		15	36
Bank Service Charges	60	171	120	217
Professional Fees	25,327	4,194	28,990	10,193
Business License and Permit	-	-	-	-

TOTAL OPERATING EXPENSES	25,387	4,365	29,125	10,446

NET LOSS FROM OPERATIONS	(25,387)	(4,365)	(29,125)	(10,446)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(25,387)	$(4,365)	$(29,125)	$(10,446)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,872,527	23,750,545	29,900,000	22,375,269

See accompanying notes to condensed financial statements.

F-3

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six
	months ended	months ended
	November 30,	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,125)	$(10,446)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	-	-
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(29,125)	(10,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	1,998	6,884
Proceeds from sale of common stock	45,000	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,998	31,884

NET INCREASE (DECREASE) IN CASH	17,873	21,438
Cash, beginning of period	5,171	3,065
Cash, end of period	$23,043	$24,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. is a development stage company registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. Science to Consumers, Inc. will position itself to take full advantage of the distributing Argan oil products from manufacturers to customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,171 of cash as of May 31, 2014 and $23,044 as of November 30, 2014.

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

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

Recent Accounting Pronouncements
Science to Consumers, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of November 30, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – LOAN FROM DIRECTOR

As of November 30, 2014, a director loaned $10,214 to the Company for business operations. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,214 as of November 30, 2014.

SCIENCE TO CONSUMERS, INC.
(fka Argan Beauty Corp.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 5 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On May 13, 2013, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On November 15, 2013, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

On July 31, 2014, our company’s board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized and our issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increased from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock, at that time, increased from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

On September 17, 2014, the Company issued 50,000 shares of common stock for cash proceeds of $ 15,000 at $0.30 per share.

On September 18, 2014, the Company issued 100,000 shares of common stock for cash proceeds of $ 30,000 at $0.30 per share.

There were 29,900,000 shares of common stock issued and outstanding as of November 30, 2014.

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

NOTE 7 – SUBSEQUENT EVENTS

On November 25, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Science to Consumers, Inc., a Nevada corporation, to effect a name change from Argan Beauty Corp. to Science to Consumers, Inc. Science to Consumers, Inc. was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on December 23, 2014.

The name change has been reviewed by the Financial Industry Regulatory Authority (FINRA) and was approved for filing with an effective date of December 24, 2014.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Science to Consumers, Inc., unless the context clearly requires or states otherwise.

Corporate Overview

We were incorporated in the State of Nevada on April 15, 2013. Our company is planning to be a distributor of Argan oil and Argan oil products to stores, spas, massage therapy offices and individuals in Germany. We intend to bring the 100% pure and organic Argan oil and skin products made with Argan oil directly from the manufacturers in Morocco to Germany and in the future to the rest of Europe. We expect to generate revenues from sales of our products to individual customers and commercial customers such as spas, stores and massage therapy offices. Both individual and commercial customers will be able to order our products by telephone, our website has been updated and changed to reflect our name change to www.sciencetoconsumers.com using our special contact form, or directly at an arranged meeting with our representative. We will import 100% pure Argan oil and all the skin care products made with Argan oil straight from the manufacturer in Morocco and deliver them to our clients in Germany without the help of commission base agents. We are also looking at securing other products to distribute in the North American market.

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

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our company’s website which was estimated to be completed on October 30, 2013. We are now looking at re-designing our website in order to better market our brand and image to consumers. This re-design should be completed prior to January 31, 2015 and the new website domain will be www.sciencetoconsumers.com.

On July 31, 2014, our company’s board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized and our issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increased from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock, at that time, increased from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of August 19, 2014.

On November 25, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Science to Consumers, Inc., a Nevada corporation, to effect a name change from Argan Beauty Corp. to Science to Consumers, Inc. Science to Consumers, Inc. was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on December 23, 2014. The name change was reviewed by the FINRA and was approved for filing with an effective date of December 24, 2014. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 24, 2014 under the symbol "BEUT". Our new CUSIP number is 808645105.

Our principal executive office is located at Faraday Str. 31, Leipzig, Germany, 04159. Our telephone number is 49 (0) 173 8264 717.

Results of Operations for the Three and Six Months Ended November 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended November 30, 2014 and 2013.

Our operating results for the three months ended November 30, 2014 and 2013 are summarized as follows:

		Three Months Ended			Six Months Ended
		November 30,			November 30,
		2014		2013	2014	2013
Advertising and promotion	$	Nil	$	Nil	$15	36
Bank service charges		$60		$171	$120	217
Professional fees		$25,327		$4,194	$28,990	10,193
Net Loss		$(25,387)		$(4,365)	$(29,125)	(10,446)

Our net loss for the three months ended November, 2014 was $25,387. Our net loss for the six months ended November, 2014 was $29,125. During the three and six months ended November 30, 2014 we did not generate any revenue.

During the three months ended November 30, 2014, our operating expenses were bank service charges of $60 and professional fees of $25,327. During the six months ended November 30, 2014, our operating expenses were advertising and promotion of $15, bank service charges of $120 and professional fees of $28,990. The weighted average number of shares outstanding were 29,900,000 and 29,900,000 for the three and six months ended November 30, 2014, respectively.

Liquidity and Financial Condition

Working Capital
	At November 30,	At May 31,
	2014	2014
Current Assets	$23,044	$5,171
Current Liabilities	$10,214	$8,216
Working Capital	$12,830	$(3,045)

Cash Flows		Six Months		Six Months
		Ended		Ended
		November 30,		November 30,
		2014		2013
Net cash used in operating activities		$(29,125)		$(10,446)
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities		$46,998		$31,884
Increase (Decrease) in Cash During the Period		$(17,873)		$(21,438)

As at November 30, 2014, our total assets were $23,044 compared to $5,171 in total assets at May 31, 2014. Total assets were comprised of $1,373 in cash and cash equivalents and 21,671 in legal trust accounts. As at November 30, 2014, our current liabilities were $10,214 compared to $8,216 in current liabilities as at May 31, 2014. Stockholders’ equity was $38,330 as of November 30, 2014 compared to stockholders' equity of ($3,045) as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2014, net cash flows used in operating activities was $29,125 compared to $10,446 for the six months ended November, 2013.

Cash Flows from Investing Activities

For the six months ended November, 2014 and 2013 we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months ended November 30, 2014, cash flow provided by financing activities was $46,998 compared to $31,884 for the six months ended November 30, 2013.

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending November 30, 2015
Professional fees	$36,000
Establishing an office	$5,000
Marketing & Advertising	$100,500
Website development	31,500
General and administrative expenses	30,000
Total	$203,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $203,000 that we require for the next 12 months, we had $1,373 in cash as of November 30, 2014, and a working capital of $12,830. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $5,171 of cash as of May 31, 2014 and $23,044 as of November 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)

(10)	Material Contracts

10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: January 20, 2015	/s/ Burt Ensley
Burt Ensley
Chief Executive Officer
(Principal Executive Officer)

Dated: January 20, 2015	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)