Form 10-Q
period 2015-02-28
Science to Consumers, Inc.
filed 2015-04-10
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______ to _______

Commission File Number   333-190391

SCIENCE TO CONSUMERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 33-1227949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Faraday Str. 31, Leipzig, Germany	04159
(Address of principal executive offices)	(Zip Code)

49 (0) 1738264717
(Registrants telephone number, including area code)

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
[X]  YES  [  ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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
[  ]  YES  [  ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
29,900,000 common shares issued and outstanding as of April 10, 2015.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

SCIENCE TO CONSUMERS, INC.

TABLE OF CONTENTS

FEBRUARY 28, 2015

SCIENCE TO CONSUMERS, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	February 28,	May 31,
ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$-	$5,171
Legal Trust Account	9,805	-
Total Current Assets	9,805	5,171

Total Assets	$9,805	$5,171

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Current Liabilities
Loan from director	$8,890	$8,216

Total Liabilities	8,890	8,216

Stockholders Equity (Deficit)
Common stock, par value $0.001; 525,000,000 shares authorized, 29,900,000 and 4,250,000 shares issued and outstanding	29,900	4,250
Additional paid in capital	43,100	23,750
Accumulated deficit	(72,085)	(31,045)
Total Stockholders Equity (Deficit)	915	(3,045)

Total Liabilities and Stockholders Equity	$9,805	$5,171

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Advertising and Promotion	-	-	15	36
Bank Service Charges	48	60	169	277
Professional Fees	11,866	7,500	40,856	17,693
Business License and Permit			-	-

TOTAL OPERATING EXPENSES	11,914	7,560	41,040	18,006

NET LOSS FROM OPERATIONS	(11,914)	(7,560)	(41,040)	(18,006)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,914)	$(7,560)	$(41,040)	$(18,006)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,900,000	4,250,000	29,900,000	3,531,136

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	February 28,	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,040)	$(18,006)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	-	-
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(41,040)	(18,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	674	25,000
Proceeds from sale of common stock	45,000	7,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,674	32,500

NET INCREASE (DECREASE) IN CASH	4,634	14,494
Cash, beginning of period	5,171	3,065
Cash, end of period	$9,805	$17,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. is a start-up company registered in the State of Nevada on April 15, 2013 and formed to distribute Argan oil products. Science to Consumers, Inc. will position itself to take full advantage of the distribution of Argan oil products from manufacturers to customers. In addition, under a License Agreement with Protein Genomics Inc., a Delaware corporation, assigned to the Company on January 19, 2015, the Company will provide direct to consumer sales, marketing and distribution of finished consumer skin care products provided by Protein Genomics via direct response advertisements and other worldwide marketing and distribution channels. The Company will create direct response advertisements for the products in consultation with Protein Genomics, which shall initially consist of direct response print advertisements and television commercials and other forms of direct response advertisements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,805 of cash in a legal trust as of February 28, 2015 and $ 5,171 as of May 31, 2014.

Fair Value of Financial Instruments
The Companys financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

SCIENCE TO CONSUMERS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Companys net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Companys net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Science to Consumers, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Companys results of operations, financial position or cash flow.

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements. The results of operations for the nine months ended February 28, 2015 are not necessarily indicative of the operating results for the full year ended May 31, 2015

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of February 28, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of managements efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5 - LOAN FROM DIRECTOR

As of February 28, 2015, a director loaned $10,214 to the Company for business operations.

The director was repaid $1,324 to reduce the loan outstanding.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,890 as of February 28, 2015.

SCIENCE TO CONSUMERS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 6 - COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On May 13, 2013, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On November 15, 2013, the Company issued 1, 250,000 shares of common stock for cash proceeds of $ 25,000 at $0.02 per share.

On July 31, 2014, our companys board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized and outstanding shares of common stock. A Certificate for the stock split was filed and became effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increased from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

On September 17, 2014, the Company issued 50,000 shares of common stock for cash proceeds of $ 15,000 at $0.30 per share.

On September 18, 2014, the Company issued 100,000 shares of common stock for cash proceeds of $ 30,000 at $0.30 per share.

There were 29,900,000 shares of common stock issued and outstanding as of February 28, 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to common stock refer to shares of our common stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Science to Consumers, Inc., unless the context clearly requires or states otherwise.

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

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our companys website which was estimated to be completed on October 30, 2013. We are now looking at re-designing our website in order to better market our brand and image to consumers. This re-design should be completed prior to January 31, 2015 and the new website domain will be www.sciencetoconsumers.com.

On July 31, 2014, our companys board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized and our issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 19, 2014. Consequently, our authorized share capital increased from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock, at that time, increased from 4,250,000 to 29,750,000 shares, all with a par value of $0.001.

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

Our principal executive office is located at Faraday Str. 31, Leipzig, Germany, 04159. Our telephone number is 49 (0) 173 8264 717.

Our Current Business

On October 1, 2013, Science to Consumers Inc., a private Nevada corporation (the “Assignor”), entered into a License Agreement with Protein Genomics Inc., a Delaware corporation, pursuant to which the Assignor acquired the rights from Protein Genomics Inc. to sell certain products.

On January 19, 2015, our company, as assignee, entered into an Assignment Agreement with the Assignor, pursuant to which we have acquired the right, title and interest to the License Agreement and all obligations, benefits and advantages thereunder in relation to the territory under the License Agreement for consumer skin care products supplied by Protein Genomics. Under the terms of the Assignment Agreement, Burt Ensley, the current sole director and officer of the Assignor and chief executive officer of our company, will be issued 2,000,000 shares of common stock of our company as consideration for the transfer of the License Agreement.

The Assignment Agreement shall terminate and the shares shall be cancelled and returned in the event that:

  the acquisition of the Assignor is not completed by March 31, 2015;
  should the Assignee waive the acquisition completion date, above, the sales of the products have not generated gross revenues of $250,000 within 12 months of January 19, 2015, or
  Burt Ensley does not complete the Stock Purchase Agreement dated June 23, 2014 and amended on January 26, 2015 with Vitaliy Gorelik, president, chief financial officer, treasurer and sole director of the Assignee, by April 30, 2015.

Under the License Agreement our company will provide direct to consumer sales, marketing and distribution of finished consumer skin care products provided by Protein Genomics via direct response advertisements and other worldwide marketing and distribution channels. Our company will create direct response advertisements for the products in consultation with Protein Genomics, which shall initially consist of direct response print advertisements and television commercials and other forms of direct response advertisements.

Our company shall manage all creative testing, media, buying, telemarketing fulfillment and credit card processing relating to the sale of the consumer skin care products through direct response advertisements and will work with Protein Genomics on appropriate publicity and home shopping opportunities for the products. We may also work together with respect to the packaging of the products.

Our company may also present buying opportunities online of the products as part of our overall web strategy including order acceptance, billing and collection.

Protein Genomics will provide our company with finished inventor, claims substantiation with respect to each product including any relevant clinical data and support for any such claims, assistance in securing testimonials and cooperation from experts and arranging for appearances by our chief executive officer and director, Burt Ensley, to promote the products in our direct response advertising channels. Protein Genomics will also provide us with fully cleared content required by our company to create the direct response advertisements, ensure that any patents and intellectual property are in good standing and defend against any potential competition or infringement.

Results of Operations for the Three and Nine Months Ended February 28, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended February 28, 2015 and 2014.

Our operating results for the three and nine months ended February 28, 2015 and 2014 are summarized as follows:

		Three Months Ended			Nine Months Ended
		February 28,			February 28,
		2015		2014	2015	2014
Advertising and promotion	$	Nil	$	Nil	$15	36
Bank service charges		$48		$60	$169	277
Professional fees		$11,866		$7,500	$40,856	17,693
Net Loss		$(11,914)		$(7,560)	$(41,040)	(18,006)

Our net loss for the three months ended February 28, 2015 was $11,914. Our net loss for the nine months ended February 28, 2015 was $41,040. During the three and nine months ended February 28, 2015 we did not generate any revenue.

Our net loss for the three months ended February 28, 2014 was $7,560. Our net loss for the nine months ended February 28, 2014 was $18,006.

During the three months ended February 28, 2015, our operating expenses were bank service charges of $48 and professional fees of $11,866. During the nine months ended February 28, 2015, our operating expenses were advertising and promotion of $15, bank service charges of $169 and professional fees of $40,855. The weighted average number of shares outstanding were 29,900,000 and 29,900,000 for the three and nine months ended February 28, 2015, respectively.

During the three months ended February 28, 2014, our operating expenses were bank service charges of $60 and professional fees of $7,500. During the nine months ended February 28, 2014, our operating expenses were advertising and promotion of $36, bank service charges of $277 and professional fees of $17,693. The weighted average number of shares outstanding were 4,250,000 and 3,531,136 for the three and nine months ended February 28, 2015, respectively.

Liquidity and Financial Condition

Working Capital

	2015	2014
Current Assets	$9,805	$5,171
Current Liabilities	$8,890	$8,216
Working Capital	$915	$(3,045)

                      Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		February 30,		February 30,
		2015		2014
Net cash used in operating activities		$(41,040)		$(18,006)
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$45,674		$32,500
Increase in Cash During the Period		$4,634		$14,494

As at February 28, 2015, our total assets were $9,805 compared to $5,171 in total assets at May 31, 2014. Total assets were comprised of $9,805 in legal trust accounts. As at February 28, 2015, our current liabilities were $8,890 compared to $8,216 in current liabilities as at May 31, 2014. Stockholders equity was $915 as of February 28, 2015 compared to stockholders' equity of ($3,045) as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2015, net cash flows used in operating activities was $41,040 compared to $18,005 for the nine months ended February 28, 2014.

Cash Flows from Investing Activities

For the nine months ended February 28, 2015 and 2014 we did not have any cash flows in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months ended February 28, 2015, cash flow provided by financing activities was $45,674 compared to $32,500 for the nine months ended February 28, 2015.

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

Estimated Expenses For the Twelve Month Period ending February 28, 2016
Professional fees	$36,000
Establishing an office	$5,000
Marketing & Advertising	$100,500
Website development	31,500
General and administrative expenses	30,000
Total	$203,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $203,000 that we require for the next 12 months, we had $Nil in cash as of February 28, 2015, and a working capital of $915. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

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

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). Our company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $9,805 of cash in a legal trust as of February 28, 2015 and $5,171 as of May 31, 2014.

Fair Value of Financial Instruments

Our company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our companys net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

Comprehensive Income

Our company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Stockholders Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our companys results of operations, financial position or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Managements Report on Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)

3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)

(10)	Material Contracts

10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)

10.2	License Assignment Agreement dated January 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*             Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: April 10, 2015	/s/ Burt Ensley
Burt Ensley
Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2015	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)