Form 10-K
period 2015-05-31
Science to Consumers, Inc.
filed 2015-10-02
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-190391

SCIENCE TO CONSUMERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227949
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Faraday Str. 31, Leipzig, Germany	04159
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 49(0)1738264717

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 29, 2014 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,900,000 common shares as of August 18, 2015.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Science to Consumers, Inc., unless the context clearly requires or states otherwise.

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

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our company’s website which was estimated to be completed on October 30, 2013. We have since re-designing our website in order to better market our brand and image to consumers and to better reflect our existing business. We will always look at updating our website as we grow and as our business evolves. The re-design should be completed prior to September 30,2015.

On July 31, 2014, our company’s board of directors approved a resolution to effect a 7 new for 1 old forward split of our authorized and our issued and outstanding shares of common stock. A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 18, 2015. Consequently, our authorized share capital increased from 75,000,000 to 525,000,000 shares of common stock and our issued and outstanding common stock, at that time, increased from 4,250,000 to 29,900,000 shares, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of August 18, 2015.

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

Effective August 18, 2015, Burt Ensley resigned as chief executive officer of our company. Mr. Ensley will remain as a company advisor. In connection with the resignation of Mr. Ensley, Edwon Lam was appointed as chief executive officer.

Mr. Ensley's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Edwon Lam - Chief Executive Officer

Mr. Lam has twenty years of marketing management experience in the consumer packaged goods industry consistently increasing revenue, market share and profitability combined with 2 years experience in marketing research consultancy. Mr. Lam defined, launched and marketed over 10 successful, profitable products for US cosmetic products in China and has expertise in e-commerce management in consumer goods

Our principal executive office is located at Faraday Str. 31, Leipzig, Germany, 04159. Our telephone number is 49 (0) 173 8264 717.

Our Current Business

On October 1, 2013, Science to Consumers Inc., a private Nevada corporation (the “Assignor”), entered into a License Agreement with Protein Genomics Inc., a Delaware corporation, pursuant to which the Assignor acquired the rights from Protein Genomics Inc. to sell certain products.

On January 19, 2015, our company, as assignee, entered into an Assignment Agreement with the Assignor, pursuant to which we have acquired the right, title and interest to the License Agreement and all obligations, benefits and advantages thereunder in relation to the territory under the License Agreement for consumer skin care products supplied by Protein Genomics. Under the terms of the Assignment Agreement, Burt Ensley, the current sole director and officer of the Assignor and a former chief executive officer of our company, shall be issued 2,000,000 shares of common stock of our company as consideration for the transfer of the License Agreement.

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

Protein Genomics will provide our company with finished inventory, claims substantiation with respect to each product including any relevant clinical data and support for any such claims, assistance in securing testimonials and cooperation from experts and arranging for appearances by our chief executive officer and director, Burt Ensley, to promote the products in our direct response advertising channels. Protein Genomics will also provide us with fully cleared content required by our company to create the direct response advertisements, ensure that any patents and intellectual property are in good standing and defend against any potential competition or infringement.

The terms of the Assignment Agreement signed on January 19, 2015 have not been met and a new agreement with similar terms and pricing are currently being negotiated.

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

Mr. Gorelik plans to utilize his personal funds to budget this sourcing-related trip to Morocco. He plans to do his trip at the end of November or beginning of January 2016.

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

Customer Service

We intend to follow-up on our previous orders to make sure everything worked out well and our clients did not have any problems or concerns. To our business customers we will offer same-day, and two day delivery on a regular basis with no minimum order size and no shipping charges. Customer order received by noon will be delivered same day within a 100 miles radius. Orders that are farther away than 100 miles radius, will be delivered within two business days. In the future all orders placed through our website will be mailed the same day with Deutsche Post. All shipping will be free on orders of $50 or more made on our website. At first, Mr. Gorelik or our company’s secretary, Caroline Bastidas, will use Mr. Gorelik's car to deliver products. Mr. Gorelik will bill us $.25 per each km driven. When our operations expand by January 2016 we plan on buying another car to use for delivering products in addition to Mr. Gorelik’s car. Estimated cost $12,000.

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

Employees

We are a development stage company and currently have no employees other than our president, chief financial officer, treasurer and sole director, Vitaliy Gorelik, our chief executive officer, Edwon Lam and our secretary, Caroline Bastidas.

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

We have accrued net losses of $98,142 for the period from our inception on April 15, 2013 to May 31, 2015, and have no revenues to date. Our future is dependent upon our ability to obtain financing. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. KLJ & Associates, LLP, our independent registered public accountant, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise funds. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in our company is suitable.

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

Edwon Lam, our chief executive officer, currently devotes approximately 30 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Lam to our company could negatively impact our business development.

Caroline Bastidas, our secretary, currently devotes approximately 15 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. The loss of Ms. Bastidas to our company could negatively impact our business development.

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

We have only three officers: Vitaliy Gorelik, Edwon Lam and Caroline Bastidas. They have no formal training in financial accounting and management; however, they are responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls. When the disclosure and accounting controls referred to above are implemented, they will be responsible for the administration of them. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment. However, because of the small size of our expected operations, we believe that they will be able to monitor the controls they will have created and will be accurate in assembling and providing information to investors. In addition, Mr. Gorelik, Mr. Lam and Ms. Bastidas have no professional training in any aspects of our business. As a result, they may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified consultants. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

Our common stock is currently quoted on the OTC Markets. Our common stock was quoted on the OTC Markets effective March 8, 2014 under the symbol “ABXX”. Effective December 24, 2014 our symbol changed to BEUT. Our first trade did not occur until July 21, 2014.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
May 31, 2015	(2)	(2)
February 28, 2015	$0.50	$0.41

OTC Bulletin Board (1)
Quarter Ended	High	Low
November 30, 2014	(2)	(2)
August 31, 2014	$0.55	$0.50

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No Trades during this period.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760 (Telephone: (727) 289-0010; Facsimile: (727) 289-0069 is the registrar and transfer agent for our common shares.

Holders

As of August 19, 2015, there were approximately 9 holders of record of our common stock. As of such date, 29,900,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2015.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended May 31, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2015 and May 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2015 and 2014.

Our operating results for the years ended May 31, 2015 and 2014 are summarized as follows:

		Year Ended
		May 31,
		2015		2014
Advertising and promotion		$15		$36
Bank service charges		$169		$337
Professional fees		$48,912		$30,022
Business license and permit	$	Nil	$	Nil
Net Loss		$49,096		$(30,395)

Our net loss for the year ended May 31, 2015 was $49,096. Our net loss for year ended May 31, 2014 was $30,395. During the year ended May 31, 2015 we did not generate any revenue.

During the year ended May 31, 2015, our operating expenses were bank service charges of $169 and professional fees of $48,912. During the year ended May 31, 2014, our operating expenses were bank service charges of $337 and professional fees of $30,022. The weighted average number of shares outstanding were 29,900,000 and 4,250,000 for the years ended May 31, 2015 and May 31, 2014, respectively.

Liquidity and Financial Condition

Working Capital

	At May 31,	At May 31,
	2015	2014

Current Assets	$1,749	$5,171
Current Liabilities	$8,891	$8,216
Working Capital	$(7,142)	$(3,045)

Cash Flows

		At May 31,		At May 31,
		2015		2014

Net cash used in operations		$49,096		$30,395
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities		$45,674		$32,501
Increase (Decrease) in Cash During the Period		$3,422		$2,106

As at May 31, 2015, our total assets were $1,749 compared to $5,171 in total assets at May 31, 2014. Total assets were comprised of $1,749 in cash and cash equivalents. As at May 31, 2015, our current liabilities were $8,890 compared to $8,216 in current liabilities as at May 31, 2014. Stockholders’ deficit was $7,142 as of May 31, 2015 compared to stockholders' deficit of $3,046 as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2015, net cash flows used in operating activities was $49,096 compared to $30,395 for the year ended May 31, 2014. For the period from inception (April 15, 2013) to May 31, 2015, net cash flows used in operating activities was $98,142.

Cash Flows from Investing Activities

For the years ended May 31, 2015 and 2014 as well as for the period from inception (April 15, 2013) to May 31, 2015, we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the year ended May 31, 2015, cash flow provided by financing activities was $45,674 compared to $32,500 for the year ended May 31, 2014. For the period from inception (April 15, 2013) to May 31, 2015, net cash provided by financing activities was $45,674 received from proceeds from issuance of common stock and director loans.

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending May 31, 2016

Professional fees	$30,000
Establishing an office	$13,000
Advertising	$5,000
Website development	3,500
General and administrative expenses	60,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $1,749 in cash as of May 31, 2015, and a working capital deficit of $(7,142). Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended May 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $1,749 of cash as of May 31, 2015 and $5,171 as of May 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for our company.

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

FINANCIAL STATEMENTS

MAY 31, 2015

SCIENCE TO CONSUMERS, INC.

TABLE OF CONTENTS

MAY 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Science to Consumers, Inc.

We have audited the accompanying balance sheets of Science To Consumers, Inc. as of May 31, 2015 and 2014, and the related statements of operation, stockholders’ equity, and cash flows for the years ended May 31, 2015 and 2014. Science To Consumers, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science to Consumers, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended May 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements,

The Company has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities for the years ended May 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, Minnesota
September 30, 2015

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

SCIENCE TO CONSUMERS, INC.

BALANCE SHEET

	May 31,	May 31, 2014
ASSETS	2015
Current Assets
Cash and cash equivalents	$1,749	$5,171
Total Current Assets	1,749	5,171

Total Assets	$1,749	$5,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	8,891	8,217

Total Liabilities	8,891	8,217

Stockholders’ Equity
Common stock, par value $0.001; 525,000,000 shares authorized, 29,900,000 shares issued and outstanding;	29,900	29,750
Additional paid in capital	61,100	16,250
Deficit accumulated during the development stage	(98,142)	(49,046)
Total Stockholders’ Equity	(7,142)	(3,046)

Total Liabilities and Stockholders’ Equity	$1,749	$5,171

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	ended	ended
	May 31, 2015	May 31, 2014
REVENUES	$-	$-

OPERATING EXPENSES

Advertising and Promotion	15	36
Bank Service Charges	169	337
Professional Fees	48,912	30,022
Business License and Permit	-	-
Finance Costs	-	-

TOTAL OPERATING EXPENSES	49,096	30,395

NET LOSS FROM OPERATIONS	(49,096)	(30,395)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(49,096)	$(30,395)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,900,000	25,986,301

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENT OF STOCKHOLDERS’S EQUITY
FOR THE PERIOD FROM APRIL 15, 2013 (INCEPTION) TO MAY 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Inception, April 15, 2013	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	21,000,000	21,000		(18,000)	3,000

Net loss for the Year ended May 31, 2013	-	-		(651)	(651)

Balance, May 31, 2013	21,000,000	$21,000	$-	$(18,651)	$2,349

Shares issued for cash at $0.02 per share	8,750,000	8,750	16,250	-	25,000

Net loss for the Year ended May 31, 2014	-	-	-	(30,395)	(30,395)

Balance, May 31, 2014	29,750,000	$29,750	$16,250	$(49,046)	$(3,046)

Shares and warrants issued for cash at $0.30 per share	150,000	150	44,850	-	45,000

Net loss for the Year ended May 31, 2015	-	-	-	(49,096)	(49,096)

Balance, May 31, 2015	29,900,000	$29,900	$61,100	$(98,142)	$(7,142)

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	ended	ended
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(49,096)	$(30,395)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Finance costs	75,473	-
Changes in assets and liabilities:
Accounts payable	-	-
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(49,096)	(30,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	674	7,501
Proceeds from sale of common stock	45,000	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,674	32,501

NET INCREASE (DECREASE) IN CASH	(3,422)	2,106
Cash, beginning of period	5,171	3,065
Cash, end of period	$1,749	$5,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,749 of cash as of May 31, 2015 and $ 5,171 as of May 31, 2014.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015.

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

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of May 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – LOAN FROM DIRECTOR

As of May 31, 2015, a director loaned $10,214 to the Company for business operations.

The director was repaid $ 1,324 to reduce the loan outstanding.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,890 as of May 31, 2015.

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

On September 17, 2014, the Company issued 50,000 units for cash proceeds of $15,000 at $0.30 per unit. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at $0.50 per share on or before September 17, 2017. The grant date fair value of the warrants, determined using the Black-Scholes option pricing model, was $0.50 per share.

On September 18, 2014, the Company issued 100,000 units for cash proceeds of $30,000 at $0.30 per unit. Each unit consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at $0.50 per share on or before September 18, 2017. The grant date fair value of the warrants, determined using the Black-Scholes option pricing model, was $0.50 per share.

There were 29,900,000 shares of common stock issued and outstanding as of May 31, 2015.

NOTE 6 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, May 31, 2014	–	–
Issued	150,000	0.50
Balance, May 31, 2015	150,000	0.50

As at May 31, 2015, the following share purchase warrants were outstanding:

	Exercise
	Price		Weighted Average
Number of Warrants	$	Expiry Date	Remaining Life (years)
50,000	0.50	September 17, 2017	2.30
100,000	0.50	September 18, 2017	2.30
150,000			2.30

The fair value of each warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	May 31, 2015	May 31, 2014
Expected dividend yield	0%	–
Expected volatility	284%	–
Expected life (years)	3	–
Risk-free interest rate	1.09%	–

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

NOTE 8 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forwards of approximately $80,142 that may be available to reduce future years’ taxable income in varying amounts and begin expiring in 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax benefit attributable to:

	May 31, 2015	May 31, 2014
Federal income tax benefit attributable to:
Net operating loss carryover	$16,693	$10,334
Less: valuation allowance	(16,693)	(10,334)
Net provision for Federal income
taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2015	May 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$27,248	$10,555
Less: valuation allowance	(27,248)	(10,555)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $90,086 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued.

Effective August 18, 2015, Burt Ensley resigned as chief executive officer of the company. Mr. Ensley will remain as a company advisor. In connection with the resignation of Mr. Ensley Edwon Lam was appointed as chief executive officer. Mr. Ensley’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Edwon Lam – Chief Executive Officer
Mr. Lam has twenty years of marketing management experience in the consumer packaged goods industry consistently increasing revenue, market share and profitability combined with 2 years experience in marketing research consultancy. Mr. Lam defined, launched and marketed over 10 successful, profitable products for US cosmetic products in China and has expertise in e-commerce management in consumer goods.

On September 11, 2015, the Company issued 20,000 shares of common stock at $0.30 per share for cash proceeds of $6,000.

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

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of May 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Effective August 18, 2015, Burt Ensley resigned as chief executive officer of our company. Mr. Gorelik's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise, he remains as an advisor to our company.

Effective August 18, 2015, Edwon Lam was appointed as chief executive officer of our company.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Vitaliy Gorelik	President, Chief Financial Officer, Treasurer and Director	39	April 15, 2013
Edwon Lam	Chief Executive Officer	57	August 18, 2015
Caroline Bastidas	Secretary	33	April 15, 2013

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

Edwon Lam - Chief Executive Officer

Mr. Lam has twenty years of marketing management experience in the consumer packaged goods industry consistently increasing revenue, market share and profitability combined with 2 years experience in marketing research consultancy. Mr. Lam defined, launched and marketed over 10 successful, profitable products for US cosmetic products in China and has expertise in e-commerce management in consumer goods

Caroline Bastidas - Secretary

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vitaliy Gorelik(1) President, Chief Financial Officer, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Burt Ensley(2) Chief Executive Officer	2015 2014	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)

Mr. Gorelik was appointed as president, chief financial officer, chief executive officer, treasurer, and director of our company on April 15, 2013 and resigned as chief executive officer on July 22, 2014.

(2)	Mr. Ensley was appointed as chief executive officer of our company on July 22, 2014 and resigned on August 18, 2015.

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

The following table sets forth, as of August 18, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vitaliy Gorelik(2) Faraday Str. 31 Leipzig, Germany 04159	Common	21,000,000	70.23%
Edwon Lam(3) Guangzhou, GuangDong China	Common	Nil	0%
Caroline Bastidas(4) Faraday Str. 31 Leipzig, Germany 04159	Common	Nil	0%
Directors and Officers as a group	Common	21,000,000	70.23%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 18, 2015. As of August 18, 2015, there were 29,900,000 shares of our company’s common stock issued and outstanding.

(2)	Vitaliy Gorelik is our president, chief financial officer, treasurer and director.
(3)	Edwon Lam is our chief executive officer.
(4)	Caroline Bastidas is our secretary.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2015 and for the fiscal year ended May 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2015 $	May 31, 2014 $
Audit Fees	$<>	$6,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$<>	$6,500

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)

(10)	Material Contracts
10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
10.2	License Assignment Agreement dated January 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: October 2, 2015	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer)

Dated: October 2, 2015	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2015	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director