Form 10-Q
period 2015-08-31
Science to Consumers, Inc.
filed 2015-10-19
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _______

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
29,920,000 common shares issued and outstanding as of October 7, 2015.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2015

SCIENCE TO CONSUMERS, INC.

TABLE OF CONTENTS

AUGUST 31, 2015

SCIENCE TO CONSUMERS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
ASSETS	2015	2015
Current Assets
Cash and cash equivalents	$1,749	$1,749
Total Current Assets	1,749	1,749

Total Assets	$1,749	$1,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	4,117	-
Loan from director	8,891	8,891

Total Liabilities	13,008	8,891

Stockholders’ Equity
Common stock, par value $0.001; 525,000,000 shares authorized, 29,900,000 shares issued and outstanding;	29,900	29,900
Additional paid in capital	61,100	61,100
Accumulated deficit	(102,259)	(98,142)
Total Stockholders’ Equity	(11,259)	(7,142)

Total Liabilities and Stockholders’ Equity	$1,749	$1,749

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months period	months period
	ended	ended
	August 31, 2015	August 31, 2014
REVENUES	$-	$-

OPERATING EXPENSES
Advertising and Promotion	-	15
Bank Service Charges	-	60
Professional Fees	4,117	3,663
Business License and Permit	-	-

TOTAL OPERATING EXPENSES	4,117	3,738

NET LOSS FROM OPERATIONS	(4,117)	(3,738)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,117)	$(3,738)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,900,000	29,750,000

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	August 31,	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,117)	$(3,738)

Changes in assets and liabilities:
Accounts payable	4,117	-
CASH FLOWS (USED IN) OPERATING ACTIVITIES	-	(3,738)

NET DECREASE IN CASH	-	(3,738)
Cash, beginning of period	1,749	5,171
Cash, end of period	$1,749	$1,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2015
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,749 of cash as of August 31, 2015 and May 31, 2015.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015 and May 31, 2015.

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2015
(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of August 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – LOAN FROM DIRECTOR

As of August 31, 2015, a director loaned $10,214 to the Company for business operations.

The director was repaid $ 1,317 to reduce the loan outstanding.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $8,891 as of August 31, 2015.

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

There were 29,900,000 shares of common stock issued and outstanding as of August 31, 2015.

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2015
(Unaudited)

NOTE 6 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, May 31, 2014	–	–
Issued	150,000	0.50
Balance, May 31, 2015 and August 31, 2015	150,000	0.50

As at August 31, 2015, the following share purchase warrants were outstanding:

	Exercise
	Price		Weighted	Average
Number of Warrants	$	Expiry Date	Remaining Life (years)
50,000	0.50	September 17, 2017	2.05
100,000	0.50	September 18, 2017	2.05
150,000			2.05

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

NOTE 8 – SUBSEQUENT EVENTS

On September 11, 2015, the company issued 20,000 shares of stock at $0.30 per share for cash proceeds of $6,000.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were issued.

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

The majority of our business will be initially marketed in Germany but as our operations expand, we plan to expand to other European markets. We are also looking at opportunities to expand our operations and product lines in the USA, European, and Asian markets.

Our company will focus on providing helpful customer service. We will have vast selection of products as well as same-day delivery services within 100 miles radius. We also offer a no minimum order size and no shipping charges, as well as returns of unused, saleable products for an instant credit.

One June 1, 2013, we entered into a web site design agreement with Smart Creations. As compensation, our company will pay Smart Creations $300 upon completion of the creation of our company’s website which was estimated to be completed on October 30, 2013. We have since re-designing our website in order to better market our brand and image to consumers and to better reflect our existing business. We will always look at updating our website as we grow and as our business evolves. The re-design should be completed prior to October 31, 2015.

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

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on December 23, 2014. The name change was reviewed by the FINRA and was approved for filing with an effective date of December 24, 2014. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 24, 2014 under the symbol "BEUT". Our CUSIP number is 808645105.

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

Protein Genomics will provide our company with finished inventory, claims substantiation with respect to each product including any relevant clinical data and support for any such claims, assistance in securing testimonials and cooperation from experts and arranging for appearances by our former chief executive officer, Burt Ensley, to promote the products in our direct response advertising channels. Protein Genomics will also provide us with fully cleared content required by our company to create the direct response advertisements, ensure that any patents and intellectual property are in good standing and defend against any potential competition or infringement.

The terms of the Assignment Agreement signed on January 19, 2015 have not been met and a new agreement with similar terms and pricing are currently being negotiated.

Results of Operations for the Three Months Ended August 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2015 and 2014.

Our operating results for the three months ended August 31, 2015 and 2014 are summarized as follows:

		Three Months Ended
		August 31,
		2015	2014
Advertising and promotion	$	Nil	$15
Bank service charges	$	Nil	$60
Professional fees		$4,117	$3,663
Net Loss		$(4,117)	$(3,738)

Our net loss for the three months ended August 31, 2015 was $4,117. Our net loss for three months ended August 31, 2014 was $3,738. During the three months ended August 31, 2015 we did not generate any revenue.

During the three months ended August 31, 2015, our operating expenses were professional fees of $4,117. During the three months ended August 31, 2014, our operating expenses were advertising and promotion of $15 bank service charges of $60 and professional fees of $3,663. The weighted average number of shares outstanding were 29,900,000 and 29,750,000 for the three months ended August 31, 2015 and August 31, 2014, respectively.

Liquidity and Financial Condition

Working Capital

	At August 31,	At May 31,
	2015	2015
Current Assets	$1,749	$1,749
Current Liabilities	$13,008	$8,891
Working Capital	$(11,259)	$(7,142)

Cash Flows

		At August 31,		At August 31,
		2015		2014
Net cash used in operations		$(4,117)		$(3,738)
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities	$	Nil	$	Nil
Increase (Decrease) in Cash During the Period	$	Nil		$(3,738)

As at August 31, 2015, our total assets were $1,749 compared to $1,749 in total assets at May 31, 2015. Total assets were comprised of $1,749 in cash and cash equivalents. As at August 31, 2015, our current liabilities were $13,008 compared to $8,891 in current liabilities as at May 31, 2015. Stockholders’ equity was ($11,259) as of August 31, 2015 compared to stockholders' equity of ($7,142) as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2015, net cash flows used in operating activities was $4,766 compared to $3,738 for the three months ended August 31, 2014.

Cash Flows from Investing Activities

For the three months ended August 31, 2015 and 2014 we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

For the three months ended August 31, 2015 and 2014 we did not have any cash flows from financing activities.

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

Estimated Expenses For the Twelve Month Period ending August 31, 2016

Professional fees	$30,000
Establishing an office	$13,000
Advertising	$5,000
Website development	3,500
General and administrative expenses	60,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $1,749 in cash as of August 31, 2015, and a working capital deficit of $12,129. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $1,749 of cash as of August 31, 2015 and May 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015.

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

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: October 19, 2015	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Dated: October 19, 2015	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)