Form 10-Q
period 2015-11-30
Science to Consumers, Inc.
filed 2016-01-22
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-190391

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[  ] YES     [X] NO

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
 31,920,000 common shares issued and outstanding as of January 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

SCIENCE TO CONSUMERS, INC.

TABLE OF CONTENTS

NOVEMBER 30, 2015

SCIENCE TO CONSUMERS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
ASSETS	2015	2015
Current Assets
Cash and cash equivalents	$614	$1,749
Total Current Assets	614	1,749

Website development costs, net	10,162	–

Total Assets	$10,776	$1,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$18,765	$–
Accrued liabilities	500	–
Loan from director	8,891	8,891

Total Liabilities	28,156	8,891

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 29,920,000 shares (May 31, 2015 – 29,900,000 shares) issued and outstanding;	29,920	29,900
Additional paid in capital	67,080	61,100
Accumulated deficit	(114,380)	(98,142)
Total Stockholders’ Deficit	(17,380)	(7,142)

Total Liabilities and Stockholders’ Deficit	$10,776	$1,749

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Advertising and Promotion	–	–	–	15
Amortization Expense	290	–	290	–
Bank Service Charges	–	60	–	120
Professional Fees	11,831	25,327	15,948	28,990

TOTAL OPERATING EXPENSES	12,121	25,387	16,238	29,125

NET LOSS FROM OPERATIONS	(12,121)	(25,387)	(16,238)	(29,125)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(12,121)	$(25,387)	$(16,238)	$(29,125)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,917,802	29,872,527	29,908,852	29,900,000

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	six months	six months
	ended	ended
	November 30,	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,238)	$(29,125)

Adjustments to reconcile net loss:
Amortization	290	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	19,265	–
CASH FLOWS USED IN OPERATING ACTIVITIES	3,317	(29,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(10,452)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(10,452)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from director	–	1,998
Proceeds from sale of common stock	6,000	45,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	46,998

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,135)	17,873
Cash and cash equivalents, beginning of period	1,749	5,171
Cash and cash equivalents, end of period	$614	$23,044

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. is a start-up company registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. Science to Consumers, Inc. will position itself to take full advantage of the distributing Argan oil products from manufacturers to customers.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on November 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements. The results of operations for the six months ended November 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $614 of cash as of November 30, 2015 and $1,749 of cash as of May 31, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, and loan from director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to the Company’s business operations. Costs are amortized on a straight line basis over 3 years from when the internet web site has been completed.

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

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015 (Unaudited)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015 and May 31, 2015.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of November 30, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LOAN FROM DIRECTOR

As of November 30, 2015, the Company owed a director of the Company $8,891 (May 31, 2015 - $8,891) related to a loan to the Company for business operations. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On September 11, 2015, the Company issued 20,000 shares of stock at $0.30 per share for cash proceeds of $6,000.

There were 29,920,000 shares of common stock issued and outstanding as of November 30, 2015.

SCIENCE TO CONSUMERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015 (Unaudited)

NOTE 7 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$

Balance, May 31, 2014	–	–

Issued	150,000	0.50

Balance, May 31, 2015 and November 30, 2015	150,000	0.50

As at November 30, 2015, the following share purchase warrants were outstanding:

	Exercise
	Price		Weighted Average
Number of Warrants	$	Expiry Date	Remaining Life (years)

50,000	0.50	September 17, 2017	1.80
100,000	0.50	September 18, 2017	1.80

150,000			1.80

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc., an Arizona corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additional, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc., which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock. Upon closing of the transaction, Biomatrix will become a wholly owned subsidiary of the Company.

The initial term of the exclusive license agreement is 5 years, subject to the Company achieving minimum sales of $250,000 and $500,000 during the first and second years of the agreement, respectively. Thereafter, the term will automatically renew for successive 5 year periods provided that the Company achieve a minimum $500,000 in sales of the licensed products during each calendar year of the term, excluding the first year.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were issued.

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

Corporate Overview

We were incorporated in the State of Nevada on April 15, 2013. Our company is planning to be a distributor of Argan oil and Argan oil products to stores, spas, massage therapy offices and individuals in Germany. We intend to bring the 100% pure and organic Argan oil and skin products made with Argan oil directly from the manufacturers in Morocco to Germany and in the future to the rest of Europe. We expect to generate revenues from sales of our products to individual customers and commercial customers such as spas, stores and massage therapy offices. Both individual and commercial customers will be able to order our products by telephone, our website has been updated and changed to reflect our name change to www.sciencetoconsumers.com. We will import 100% pure Argan oil and all the skin care products made with Argan oil straight from the manufacturer in Morocco and deliver them to our clients in Germany without the help of commission base agents. We are also looking at securing other products to distribute in the North American market.

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

The terms of the Assignment Agreement signed on January 19, 2015 have not been met and a new agreement with similar terms and pricing were negotiated and entered into on December 29, 2015.

Effective December 29, 2015, we entered into an exclusive license agreement with Biomatrix Inc., a Delaware corporation, pursuant to which we obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by our company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to our company 100% equity ownership of Biomatrix Inc., an Arizona corporation which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, we agreed to issue to Biomatrix (Delaware) 2,000,000 restricted common shares in the capital stock of our company.

The initial term of the exclusive license agreement is for 5 years, subject to our company achieving minimum sales of $250,000 and $500,000 during the first and second years of the agreement, respectively. Thereafter, the term will automatically renew for successive 5 year periods provided that we achieve a minimum $500,000 in sales of the licensed products during each calendar year of the term, excluding the first year.

Closing of the transaction is subject to completion of due diligence and to the transfer of the Biomatrix, Arizona securities to our Company. Biomatrix Arizona will become our wholly owned subsidiary upon completion of the transaction.

Results of Operations for the Three and Six Months Ended November 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended November 30, 2015 and 2014.

Our operating results for the three and six months ended November 30, 2015 and 2014 are summarized as follows:

		Three Months Ended				Six Months Ended
		November 30,				November 30,
		2015		2014		2015	2014
Advertising and promotion	$	Nil	$	Nil	$	Nil	$15

		Three Months Ended				Six Months Ended
		November 30,				November 30,
		2015		2014		2015		2014
Amortization expense		$290	$	Nil		$290	$	Nil
Bank service charges	$	Nil		$60	$	Nil		$120
Professional fees		$11,831		$25,327		$15,948		$28,990
Net Loss		$(12,121)		$(25,387)		$(16,238)		$(29,125)

Our net loss for the three months ended November 30, 2015 was $12,121. Our net loss for six months ended November 30, 2015 was $16,238. During the six months ended November 30, 2015 we did not generate any revenue.

During the three months ended November 30, 2015, our operating expenses were amortization expenses of $290 and professional fees of $11,831. During the three months ended November 30, 2014, our operating expenses were bank service charges of $60 and professional fees of $25,327. The decrease in operating expenses for this period compared to the previous period is primarily due to a decrease in professional fees.

During the six months ended November 30, 2015, our operating expenses were amortization expenses of $290 and professional fees of $15,948. During the six months ended November 30, 2014, our operating expenses were advertising and promotion of $15, bank service charges of $120 and professional fees of $28,990. The decrease in operating expenses for this period compared to the previous period is primarily due to a decrease in professional fees.

The weighted average number of shares outstanding were 29,908,852 and 29,900,000 for the six months ended November 30, 2015 and November 30, 2014, respectively.

Liquidity and Financial Condition

Working Capital

	At November 30,	At May 31,
	2015	2015
Current Assets	$614	$1,749
Current Liabilities	$28,156	$8,891
Working Capital	$(27,542)	$(7,142)

Cash Flows

	At November 30		At November 30,
	2015		2014
Net cash used in operations	$3,317		$(29,125)
Net cash (used in) provided by investing activities	$(10,452)	$	Nil
Net cash (used in) provided by financing activities	$6,000		$46,998
Increase (Decrease) in Cash During the Period	$(1,135)		$17,873

As at November 30, 2015, our total assets were $614 compared to $1,749 in total assets at May 31, 2015. Total assets were comprised of $614 in cash and cash equivalents. As at November 30, 2015, our current liabilities were $28,156 compared to $8,891 in current liabilities as at May 31, 2015. Stockholders’ equity was ($17,380) as of November 30, 2015 compared to stockholders' equity of ($7,142) as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2015, net cash flows used in operating activities was $7,135 compared to $29,125 for the six months ended November 30, 2014.

Cash Flows from Investing Activities

For the six months ended November 30, 2015 cash flows used in investing activities were $10,452 compared to $0for the six months ended November 30, 2014.

Cash Flows from Financing Activities

For the six months ended November 30, 2015 cash flows from financing activities were $6,000 compared to $46,998 for the six months ended November 30, 2014.

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

Estimated Expenses For the Twelve Month Period ending November 30, 2016

Professional fees	$30,000
Establishing an office	$13,000
Advertising	$5,000
Website development	3,500
General and administrative expenses	60,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $614 in cash as of November 30, 2015, and a working capital deficit of $27,542. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $614 of cash as of November 30, 2015 and $1,749 of cash as of May 31, 2015.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to our company’s business operations. Costs are amortized on a straight line basis over 3 years from when the internet web site has been completed.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2015 and May 31, 2015.

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

Recent Accounting Pronouncements

Our company does not expect the adoption of any other recent accounting pronouncements to have a material impact on our financial statements.

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

Pursuant to the exclusive license agreement entered into on December 29, 2015 with Biomatrix, we issued an aggregate of 2,000,000 common shares to one (1) person relying on the exemption from registration for “accredited investors” contained in Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)

(10)	Material Contracts
10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
10.2	License Assignment Agreement dated January 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)
10.3	Exclusive License Agreement dated December 16, 2015 between the Company and Biomatrix Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2016)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: January 22, 2016	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Dated: January 22, 2016	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)