Form 10-Q
period 2016-02-29
Science to Consumers, Inc.
filed 2016-05-19
CIK 1583671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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
31,920,000 common shares issued and outstanding as of May 17, 2016.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

SCIENCE TO CONSUMERS, INC.

TABLE OF CONTENTS

FEBRUARY 29, 2016

SCIENCE TO CONSUMERS, INC.
CONDENSED BALANCE SHEETS

	February 29,	May 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$1,749
Total Current Assets	–	1,749

Website development costs	9,871	–

Total Assets	$9,871	$1,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable	24,304	–
Due to related party	5,698	–
Loan from director	8,891	8,891

Total Liabilities	38,893	8,891

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 31,943,833 shares (May 31, 2015 – 29,900,000 shares) issued and outstanding;	31,944	29,900
Additional paid in capital	72,206	61,100
Accumulated deficit	(133,172)	(98,142)
Total Stockholders’ Deficit	(29,022)	(7,142)

Total Liabilities and Stockholders’ Deficit	$9,871	$1,749

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Advertising and Promotion	–	–	–	15
Amortization Expense	291	–	581	–
Bank Service Charges	–	48	–	169
Professional Fees	18,501	11,866	34,449	40,856

TOTAL OPERATING EXPENSES	18,792	11,914	35,030	41,040

NET LOSS FROM OPERATIONS	(18,792)	(11,914)	(35,030)	(41,040)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(18,792)	$(11,914)	$(35,030)	$(41,040)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,568,000	29,900,000	30,465,000	29,900,000

See accompanying notes to condensed financial statements.

SCIENCE TO CONSUMERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,030)	$(41,040)

Adjustments to reconcile net loss:
Amortization	581	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	13,852	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,597)	(41,040)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	5,698	–
Loans from director	–	674
Proceeds from sale of common stock	13,150	45,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,848	45,674

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,749)	4,634
Cash and cash equivalents, beginning of period	1,749	5,171
Cash and cash equivalents, end of period	$–	$9,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. is a development stage company registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. Science to Consumers, Inc. will position itself to take full advantage of the distributing Argan oil products from manufacturers to customers. In addition, the Company signed a five-year exclusive licensing agreement with Biomatrix, Inc. for the People’s Republic of China and Europe. Science to Consumers, Inc., is also focused on anti-aging and good-for-your-body products. The agreement will allow Science to Consumers Inc., to market and sell at least six of its special formulated anti-aging products including the DermaLastyl line.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 29, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements. The results of operations for the nine months ended February 29, 2016 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $nil of cash as of February 29, 2016 and $1,749 of cash as of May 31, 2015.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, amounts due to a related party and a loan from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016 and May 31, 2015.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of February 29, 2016. The Company currently has working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – LICENSE AGREEMENT DEPOSIT

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc. (“Biomatrix”), a Delaware corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc. (“Biomatrix Arizona”), an Arizona corporation, which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock to Biomatirx. Upon closing of the transaction, Biomatrix Arizona will become a wholly owned subsidiary of the Company. As of February 29, 2016, the transaction had not closed and the Company has not received ownership of the Biomatrix Arizona equity.

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

On December 16, 2015, the Company issued Biomatrix 2,000,000 shares of the Company’s common stock pursuant to the license agreement. As of February 29, 2016, the shares of Biomatrix Arizona were not received by the Company and the transaction had not closed. Due to the value of Biomatrix Arizona and the Company’s uncertain future revenues generated by the license, the fair value of the 2,000,000 shares issued has been recorded as $nil.

NOTE 6 – DUE TO RELATED PARTY

As of February 29, 2016, the Company was indebted to the Chief Executive Officer of the Company for $5,698 (May 31, 2015 - $nil), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 7 – LOAN FROM DIRECTOR

As of February 29, 2016, the Company owed a director of the Company $8,891 (May 31, 2015 - $8,891) related to a loan to the Company for business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

On September 11, 2015, the Company issued 20,000 shares of stock at $0.30 per share for cash proceeds of $6,000.

On December 16, 2015, the Company issued 2,000,000 restricted shares to Biomatrix, Inc. with a fair value of $nil pursuant to the license agreement referred to Note 5.

On December 16, 2015, the Company issued 15,500 shares of stock at $0.30 per share for cash proceeds of $4,650.

On January 20, 2016, the Company issued 8,333 shares of stock at $0.30 per share for cash proceeds of $2,500.

There were 31,943,833 shares of common stock issued and outstanding as of February 29, 2016.

NOTE 9 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$

Balance, May 31, 2014	–	–
Issued	150,000	0.50
Balance, May 31, 2015 and February 29, 2016	150,000	0.50

As at February 29, 2016, the following share purchase warrants were outstanding:

	Exercise
	Price		Weighted Average
Number of Warrants	$	Expiry Date	Remaining Life (years)
50,000	0.50	September 17, 2017	1.55
100,000	0.50	September 18, 2017	1.55

150,000			1.55

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2016 to the date these financial statements were issued.

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

At this stage, we have no revenues. The past operations had the Company engaged in preparing our business plan and the development of our website and e-commerce shopping cart. Our potential client list consists of 4 companies ranging from beauty stores, spas massage therapy offices, and cosmetic distributors.

The majority of our business will be initially marketed in China, Hong Kong, and Germany but as our operations expand, we plan to expand to other European markets. We are also looking at opportunities to expand our operations and expand product lines in the USA, European, and Asian markets.

Our company will focus on providing helpful customer service. We are currently selling six products that are available to be purchased through our website, and wholesale orders are also being accepted from June 1, 2016. The Company plans on engaging in an e-commerce strategy to be able to drive its online sales. In addition, the company is targeting cosmetic distribution companies in China and Hong Kong as part of its sales strategy.

The Company is also working with the Licensee to re-design and re-package the product line to better reflect the Chinese market place.

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

Our Current Products

We are currently selling six products that are available to be purchased through our website, and wholesale orders are also being accepted from June 1, 2016.   The Company plans on engaging in an e-commerce strategy to be able to drive its online sales.  In addition, the company is targeting cosmetic distribution companies in China and Hong Kong as part of its sales strategy.

The Company is also working with the Licensee to re-design and re-package the product line to better reflect the Chinese market place.

The products being sold by the Company currently are Dermalastyl Facial Scrub, Dermalastyl Bx Pro, Dermalastyl Bx Elastropin, Dermalastyl-e Intensive Eye Serum, Dermalastyl-m Wrinkle Eye Radicator, Dermalastyl-m Anti- Wrinkle after shave for Men.

Results of Operations for the Three and Nine Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the Nine months ended February 29, 2016 and February 28, 2015.

Our operating results for the three and Nine months ended February 29, 2016 and February 28, 2015are summarized as follows:

		Three Months Ended				Nine Months Ended
		February 29		February 28		February 29		February 28
		2016		2015		2016		2015
Advertising and promotion	$	Nil	$	Nil	$	Nil		$15
Amortization expense		$291	$	Nil		$581	$	Nil
Bank service charges	$	Nil		$48	$	Nil		$169
Professional fees		$18,501		$11,866		$34,449		$40,856
Net Loss		$(18,792)		$(11,914)		$(35,030)		$(41,040)

Our net loss for the three months ended February 29, 2016 was $18,792 compared to a net loss of $11,914 for the same period in 2015. Our net loss for Nine months ended February 28, 2016 was $35,030 compared to a net loss of $41,040 during the same period in 2015. During the Nine months ended February 29, 2016 we did not generate any revenue.

During the three months ended February 29, 2016, our operating expenses were amortization expenses of $291 and professional fees of $18,501. During the three months ended February 28, 2015, our operating expenses were bank service charges of $48 and professional fees of $11,866. The increase in operating expenses for this period compared to the previous period is primarily due to an increase in professional fees.

During the Nine months ended February 29, 2016, our operating expenses were amortization expenses of $581 and professional fees of $34,449. During the Nine months ended February 28, 2015, our operating expenses were advertising and promotion of $15, bank service charges of $169 and professional fees of $40,856. The decrease in operating expenses for this period compared to the previous period is primarily due a decrease in professional fees.

The weighted average number of shares outstanding were 30,465,000 and 29,900,000 for the Nine months ended February 29, 2016 and February 28, 2015, respectively.

Liquidity and Financial Condition

Working Capital
		At February 29	At May 31,
		2016	2015
Current Assets	$	Nil	$1,749
Current Liabilities		$38,893	$8,891
Working Capital Deficit		$(38,893)	$(7,142)

Cash Flows
		At February 29		At February 28,
		2016		2015
Net cash used in operations		$(20,597)		$(41,040)
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities		$18,848		$45,674
Increase (Decrease) in Cash During the Period		$(1,749)		$4,634

As at February 29, 2016, our total assets were $9,871 compared to $1,749 in total assets at May 31, 2015. Total assets were comprised of $9,871 in website development costs, as at February 29, 2016 we had no cash or cash equivalents. As at February 29, 2016, our current liabilities were $38,893 compared to $8,891 in current liabilities as at May 31, 2015. Stockholders’ deficit was $29,022 as of February29, 2016 compared to stockholders' deficit of $7,142 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Nine months ended February 29, 2016, net cash flows used in operating activities was $20,597 compared to $41,040 for the Nine months ended February 28, 2015.

Cash Flows from Investing Activities

For the Nine months ended February 29, 2016 cash flows used in investing activities were $0 compared to $0 for the Nine months ended February 28, 2015.

Cash Flows from Financing Activities

For the Nine months ended February 29, 2016 cash flows from financing activities were $18,848 compared to $45,674 for the Nine months ended February 28, 2015.

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending February 28, 2017

Professional fees	$30,000
Establishing an office in China	$13,000
Online Advertising	$5,000
Import Licenses	3,500
General and administrative expenses	60,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $0 in cash as of February 29, 2016, and a working capital deficit of $38,893. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $nil of cash as of February 29, 2016 and $1,749 of cash as of May 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016 and May 31, 2015.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On April 7, 2016, KLJ & Associates, LLP resigned as our independent registered public accounting firm.

The reports of KLJ & Associates, LLP on our financial statements as of and for the fiscal years ended May 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended May 31, 2015 and 2014, there have been no disagreements with KLJ & Associates, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction KLJ & Associates, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On April 25, 2016, our company engaged Yichien Yeh, CPA as its new independent registered public accounting firm.

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

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: May 19, 2016	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)

Dated: May 19, 2016	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)