Form 10-K
period 2016-05-31
Science to Consumers, Inc.
filed 2016-10-18
CIK 1583671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-190391

SCIENCE TO CONSUMERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N33-1227949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1618, American Bank Centre, 555 Ren Min Road, Guangzhou China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 139 022 55701

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2015 was $3,657,200 based on a $0.41 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

31,920,000 common shares as of September 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Science to Consumers, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on April 15, 2013. Our company is planning to be a distributor of Argan oil and Argan oil products to stores, spas, massage therapy offices and individuals in Germany. We intend to bring the 100% pure and organic Argan oil and skin products made with Argan oil directly from the manufacturers in Morocco to Germany and in the future to the rest of Europe. In addition, we are also looking to market, sell, and distribute anti-aging products, as on December 29, 2015 our company signed a five-year exclusive licensing agreement with Biomatrix, Inc. for the People’s Republic of China and Europe.  The agreement will allow Science to Consumers Inc., to market and sell at least six of the special formulated anti-aging products including the DermaLastyl line.  The first products that our company plans to sell is DermLastyl skin care products.  DermaLastyl is a trademarked anti-aging cream that aims to help to reduce wrinkles through the use of science.  The key ingredient, Tropoelastin, is a patented formulation of elastin produced by genetic engineering that aims to promote healing and renewing of the skin.   The DermaLastyl line are genetically engineered products on the market that aims to help restore elastin and elastic properties to the skin and around the eyes. We expect to generate revenues in China from sales of our products to individual customers and commercial customers such as spas, stores and massage therapy offices. In addition, an e-commerce strategy is being developed to market the Products online in China and an e-commerce website is being developed for the Chinese market and should be ready by the end of October 2016. Our corporate website has been updated and changed to reflect our name change to www.sciencetoconsumers.com.

At this stage, we have no revenues. The past operations had our company engaged in preparing our business plan and the development of our website and e-commerce shopping cart for China. Our potential client list consists of 4 companies ranging from beauty stores, spas massage therapy offices, and cosmetic distributors.

The majority of our business will be initially marketed in China, Hong Kong, and Germany but as our operations expand, we plan to expand to other European markets. We are also looking at opportunities to expand our operations and expand other product lines in the USA, European, and Asian markets.

Our company will focus on providing helpful customer service. We are currently selling six products that are available to be purchased through our website, and wholesale orders are also being accepted from June 1, 2016. Our company plans on engaging in an e-commerce strategy to be able to drive its online sales. In addition, our company is targeting cosmetic distribution companies in China and Hong Kong as part of its sales strategy. Our company is also looking at distributing its licensed products through some potential JV partnerships.

Our company is also working with the Licensee to re-design and re-package the product line to better reflect the Chinese market place.

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

Our new principal executive office is located at Room 1618, American Bank Centre, 555 Ren Min Road, Guangzhou, China.  . Our telephone number is +86 139 022 55701.

Our Current Business

On October 1, 2013, Science to Consumers Inc., a private Nevada corporation (the “Assignor”), entered into a License Agreement with Protein Genomics Inc., a Delaware corporation, pursuant to which the Assignor acquired the rights from Protein Genomics Inc. to sell certain products.  The terms of the Assignment Agreement signed on October 1, 2013 have not been met and mutually both parties agreed to enter into a new agreement with similar terms and pricing were negotiated and entered into a new agreement on January 19, 2015.

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

Our Current Products

We are currently selling six products that are available to be purchased through our website, and wholesale orders are also being accepted from June 1, 2016. Our company plans on engaging in an e-commerce strategy to be able to drive its online sales. In addition, the company is targeting cosmetic distribution companies in China and Hong Kong as part of its sales strategy.

Our company is also working with our distributors to re-design and re-package the product line to better reflect the Chinese market place.  In addition, patents and trademarks are also being applied for in China to better protect the brand being developed in China by our company’s distributors.

The products being sold by our company currently are Dermalastyl Facial Scrub, Dermalastyl Bx Pro, Dermalastyl Bx Elastropin, Dermalastyl-e Intensive Eye Serum, Dermalastyl-m Wrinkle Eye Radicator, Dermalastyl-m Anti- Wrinkle after shave for Men.

Customers

Until we are able to market and sell our products in spas, stores and massage therapy offices, our primary customers will be individual consumers purchasing online and by telephone. Our customers will consist of women and men of various ages.

Marketing and Distribution

Our main source of marketing will be digital media via Internet. We plan to promote our products at our website www.sciencetoconsumers.com. As well as through our Chinese e-commerce platform and website which is being developed and should be ready by the end of October 2016. Our website will list the benefits of using our products. We will print business cards and have our website listed on it. We will print out brochures with our product list for our potential clients. The client will also be able to submit order requests and/or contact us via email linked to our website or call our company directly.  In addition, in order to market our products online we will try and market the products by using search engine optimization, social media mediums as Twitter and Facebook

Furthermore, we plan to attend different fairs and trade shows to further promote our business, hand out business cards, meet potential clients and referrals.

At last, the best marketing of our business will be our pricing. We will focus on sourcing our product from suppliers with high quality product and competitive pricing. Involving no commission based agents we plan to take the product straight from the factory to the buyer, keeping the prices competitive.

Currently, our company is focused on marketing its products in China and our activities can be broken down into two segments as follows:

CHINA ACTIVITIES:

1.     On September 1, 2016 our company signed an Exclusive Distributor Agreement signed with SHI TU KANG TRADING CO LTD., (STK ) with office located in Nan Sha district, Guangzhou China. STK is a privately owned cosmetics, health & beauty, fragrance, and personal care trading a distribution company. In order to leverage the infrastructure in place with STK as our company will rely on STK’s support on sharing resources, office space and depending on their full assistance to customize packaging, boxes design, private label with Chinese brand name patent ( ) for the Chinese market.  The agreement states that STK will commit to provide the full turnkey services to simply importing products with valid import license from Hong Kong via Hai Tao Base official platform to marketing S2C products to their existing sales channels such as beauty parlours, drugstores, WeChat shops, beauty chain stores and as well some of their existing online shops.

2.     S2C and STK have jointly agreed to develop a website for the China market. The website is still under development and is expected to be ready by end of October.

3.     As part of the STK Agreement, STK with one of its key wholesalers has agreed to import products and display S2C products in three of the most busiest and eyes catching locations where there are guaranteed large volumes of visitors in Guangzhou city.

HONG KONG ACTIVITIES:

1.     Our company is working on establishing a partnership agreement with a very large and leading cosmetics retailing group in Asia with over 280 retail stores and sales counters in Asia selling over 700 brands of skincare, fragrance, make up, hair care and body care products, health and beauty supplements including own brands and exclusive products. The potential partnership being negotiated will have the potential partner agreeing to buy S2C products but requirements of the order size are yet to be confirmed including but not limited to packaging revision, promoters at retail stores recruitment and renting a light box area

2.     S2C will engage social media strategy to connect customers and use platforms like Facebook, Twitter and Instagram to spread more products awareness and create brand loyalty among customers, thus reinforcing what make S2C products unique. We have been doing some research on some Hong Kong cost effective social media companies such as: OKI Media ( http://okimedia.com.hk ); Finger Shopping (http://www.fingershopping.com); HK TV Mall ( http://www.hktvmall.com ); Groupon (http://www.groupon.hk);Yahoo HK (https://hk.deals.yahoo.com/hong-kong)

Competition

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

Compliance with Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.  However, our company will require to have in place the necessary import permits and licenses in order to import the products into China.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.  We rely on our Licensor to conduct all research and development activities

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.sciencetoconsumers.com.

Employees

We are a development stage company and currently have no employees other than our president, chief financial officer, treasurer and sole director, Vitaliy Gorelik, our chief executive officer, Edwon Lam and Caroline Bastidas, our secretary.

Subsidiaries

We do not have any subsidiaries.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our office is currently located at Room 1618, American Bank Centre, 555 Ren Min Road, Guangzhou, China.  Our telephone number is +86 139 022 55701 . The office and storage space is provided by our director free of charge. We do not pay any rent to Mr. Lam and there is no agreement to pay any rent in the future.

We intend to rent an office (approx. 500 sq. feet) in Hong Kong.  As of the date of this annual report, we have not sought or selected a new office sight and have no arrangement or lease agreement for the bigger storage.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets (1)
Quarter Ended	High	Low
May 31, 2016	$0.90	$0.15
February 29, 2016	$0.75	$0.35
November 30, 2015	$0.41	$0.41
August 31, 2015	$0.41	$0.41
May 31, 2015	(2)	(2)
February 28, 2015	$0.50	$0.41
November 30, 2014	(2)	(2)
August 31, 2014	$0.55	$0.50

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No Trades during this period.

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

Holders

As of September 12, 2016, there were approximately 9 holders of record of our common stock. As of such date, 31,920,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending May 31, 2017

Professional fees	$30,000
Establishing an office	$13,000
Advertising	$5,000
Website development	13,500
General and administrative expenses	50,000
Total	$111,500

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, successful sales of our products, and finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for the Years Ended May 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2016 and 2015.

Our operating results for the years ended May 31, 2016 and 2015 are summarized as follows:

	Year Ended
	May 31,
	2016	2015
Advertising and promotion	$8,800	$15
Amortization Expense	$2,032	$-
General and Administrative	$25,012	$16,262
Professional Fees	$22,483	$32,819
Net Loss	$(58,327)	$(49,096)

Our net loss for the year ended May 31, 2016 was $58,705. Our net loss for year ended May 31, 2015 was $49,096. During the years ended May 31, 2016 and May 31, 2015 we did not generate any revenue.

The increase in our net loss during the year ended May 31, 2016 was primarily due to an increase in advertising and promotion, in connection with the development of our website and increased general and administrative fees.

Liquidity and Financial Condition

Working Capital

	At May 31,	At May 31,
	2016	2015

Current Assets	$3,306	$1,749
Current Liabilities	$64,423	$8,891
Working Capital (Deficit)	$(61,117)	$(7,142)

Cash Flows

	At May 31,	At May 31,
	2016	2015

Net cash used in operating activities	$(47,693)	$(49,096)
Net cash (used in) provided by investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$49,250	$45,674
Increase (Decrease) in Cash During the Period	$1,557	$(3,422)

As at May 31, 2016, our total assets were $11,726 compared to $1,749 in total assets at May 31, 2015. Total assets were comprised of $3,306 in cash and cash equivalents and $8,420 in website development cost. As at May 31, 2016, our current liabilities were $64,423 compared to $8,891 in current liabilities as at May 31, 2015. Stockholders’ deficit was $52,697 as of May 31, 2016 compared to stockholders' deficit of $7,142 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2016, net cash flows used in operating activities was $47,693 compared to $49,096 for the year ended May 31, 2015.

Cash Flows from Investing Activities

For the years ended May 31, 2016 and 2015 we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the year ended May 31, 2016, cash flow provided by financing activities was $49,250 compared to $45,674 for the year ended May 31, 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended May 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $3,306 of cash as of May 31, 2016 and $1,749 as of May 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2016 and 2015.

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

Reclassifications

Certain amounts in the fiscal 2015 financial statements have been reclassified to conform to the fiscal 2016 presentation, specifically classifications between bank service charges, general and administrative expenses and professional fees.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SCIENCE TO CONSUMERS, INC.

FINANCIAL STATEMENTS

MAY 31, 2016

SCIENCE TO CONSUMERS, INC.

MAY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science to Consumers, Inc.

We have audited the accompanying balance sheet of Science to Consumers, Inc. as of May 31, 2016, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2016. Science to Consumers, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science to Consumers, Inc. as of May 31, 2016, and the results of operations and cash flows for the year ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not earned significant revenue and has accumulated deficit and working capital deficit as of May 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

October 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Science to Consumers, Inc.

We have audited the accompanying balance sheets of Science To Consumers, Inc. as of May 31, 2015 , and the related statements of operation, stockholders’ equity, and cash flows for the year ended May 31, 2015. Science To Consumers, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science to Consumers, Inc. as of May 31, 2015, and the results of its operations and its cash flows for the year ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities for the year ended May 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

September 30, 2015

5201 Eden Avenue

Suite 300

Edina, Minnesota 55436

630.277.2330

SCIENCE TO CONSUMERS, INC.

BALANCE SHEETS

ASSETS	May 31, 2016	May 31, 2015
Current Assets
Cash and cash equivalents	$3,306	$1,749
Total Current Assets	3,306	1,749

Website development costs	8,420	–

Total Assets	$11,726	$1,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued liabilities	16,857	–
Due to related party	7,675	–
Loan from director	8,891	8,891
Loan payable	31,000	–

Total Liabilities	64,423	8,891

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 31,900,000 shares (2015 – 29,900,000 shares) issued and outstanding;	31,900	29,900
Additional paid in capital	59,100	61,100
Stock Subscriptions	13,150	–
Accumulated deficit	(156,847)	(98,142)
Total Stockholders’ Deficit	(52,697)	(7,142)

Total Liabilities and Stockholders’ Deficit	$11,726	$1,749

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2016	For the year ended May 31, 2015

REVENUES	$–	$–

OPERATING EXPENSES
Advertising and Promotion	8,800	15
Amortization Expense	2,032	–
General and Administrative	25,012	16,262
Professional Fees	22,483	32,819

TOTAL OPERATING EXPENSES	58,327	49,096

NET LOSS FROM OPERATIONS	(58,327)	(49,096)

OTHER EXPENSES
Interest Expense	378	–

NET LOSS FROM OPERATIONS BEFORE TAXES	(58,705)	(49,096)

Provision for Income Taxes	–	–

NET LOSS	$(58,705)	$(49,096)

NET LOSS PER OUTSTANDING SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,813,000	29,900,000

 See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscriptions	Deficit	Deficit

Balance, May 31, 2014	29,750,000	$29,750	$16,250	$–	$(49,046)	$(3,046)

Shares and warrants issued for cash at $0.30 per share	150,000	150	44,850	–	–	45,000

Net loss for the year ended May 31, 2015	–	–	–	–	(49,096)	(49,096)

Balance, May 31, 2015	29,900,000	$29,900	$61,100	$–	$(98,142)	$(7,142)

Common stock subscribed for cash at $0.30 per share	–	–	–	13,150	–	13,150

Shares issued for license agreement	2,000,000	2,000	(2,000)	–	–	–

Net loss for the year ended May 31, 2016	–	–	–	–	(58,705)	(58,705)

Balance, May 31, 2016	31,900,000	$31,900	$59,100	$(13,150)	$(156,847)	$(52,697)

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF CASH FLOWS

	For the year ended May 31, 2016	For the year ended May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	$(58,705)	$(49,096)

Adjustments to reconcile net loss:
Amortization	2,032	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	6,405	–
Due to related parties	2,575	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(47,693)	(49,096)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	5,100	–
Loan from director	–	674
Proceeds from loan payable	31,000	–
Proceeds from sale of common stock	–	45,000
Proceeds from common stock subscribed	13,150	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	49,250	45,674

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,557	(3,422)
Cash and cash equivalents, beginning of year	1,749	5,171
Cash and cash equivalents, end of year	$3,306	$1,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. (the “Company”) is a development stage company registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. In addition, the Company is looking to market, sell, and distribute anti-aging products, as on December 29, 2015 the Company signed a five-year exclusive licensing agreement with Biomatrix, Inc. for the People’s Republic of China and Europe.  The agreement will allow Science to Consumers Inc., to market and sell at least six of its special formulated anti-aging products including the DermaLastyl line.  The Company will position itself to take full advantage of the distributing its products from their manufacturers to their customers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,306 of cash as of May 31, 2016 and $1,749 of cash as of May 31, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, amounts due to a related party, a loan from a director and a loan payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2016 and 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Reclassifications

Certain amounts in the fiscal 2015 financial statements have been reclassified to conform to the fiscal 2016 presentation, specifically classifications between bank service charges, general and administrative expenses and professional fees.

NOTE 3 – GOING CONCERN

The Company had no revenues as of May 31, 2016. The Company currently has accumulated deficit and working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

NOTE 4 – LICENSE AGREEMENT

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc. (“Biomatrix”), a Delaware corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc. (“Biomatrix Arizona”), an Arizona corporation, which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock to Biomatrix. Upon closing of the transaction, Biomatrix Arizona will become a wholly owned subsidiary of the Company. As of May 31, 2016, the transaction had not closed and the Company has not received ownership of the Biomatrix Arizona equity.

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

On December 16, 2015, the Company issued Biomatrix 2,000,000 shares of the Company’s common stock pursuant to the license agreement. As of May 31, 2016, the shares of Biomatrix Arizona were not received by the Company and the transaction had not closed. Due to the value of Biomatrix Arizona and the Company’s uncertain future revenues generated by the license, the fair value of the 2,000,000 shares issued has been recorded as $nil.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 5 – DUE TO RELATED PARTY

As of May 31, 2016, the Company was indebted to the Chief Executive Officer of the Company for $7,675 (2015 - $nil), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – LOAN FROM DIRECTOR

As of May 31, 2016, the Company owed a director of the Company $8,891 (2015 - $8,891) related to a loan to the Company for business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – LOAN PAYABLE

On May 1, 2016, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000. The loan is unsecured, bears interest at 8.5% per annum and payable on May 1, 2017. As at May 31, 2016, the note holder has provided $31,000 to the Company pursuant to the loan agreement. As at May 31, 2016, the Company recorded $188 of interest payable.

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

On September 11, 2015, the Company received cash proceeds of $6,000 for 20,000 shares of common stock subscribed at $0.30 per share.

On December 16, 2015, the Company issued 2,000,000 restricted shares to Biomatrix, Inc. with a fair value of $nil pursuant to the license agreement referred to Note 4.

On December 16, 2015, the Company received cash proceeds of $4,650 for 15,500 shares of common stock subscribed at $0.30 per share.

On January 20, 2016, the Company received cash proceeds of $2,500 for 8,333 shares of common stock subscribed at $0.30 per share.

There were 31,943,833 shares of common stock issued and outstanding as of May 31, 2016.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 9 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2014	–	–

Issued	150,000	0.50

Balance, May 31, 2015 and 2016	150,000	0.50

As at May 31, 2016, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Life (years)

50,000	0.50	September 17, 2017	1.30

100,000	0.50	September 18, 2017	1.30

150,000			1.30

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

NOTE 11 – INCOME TAXES

As of May 31, 2016, the Company had net operating loss carry forwards of approximately $138,847 that may be available to reduce future years’ taxable income in varying amounts and begin expiring in 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

The provision for Federal income tax benefit attributable to:

	May 31, 2016	May 31, 2015
Federal income tax benefit attributable to:
Net operating loss carryover	$19,960	$16,693
Less: valuation allowance	(19,960)	(16,693)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2016	May 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$47,208	$27,248
Less: valuation allowance	(47,208)	(27,248)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $148,791 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

On September 1, 2016 the company signed an Exclusive Distributor Agreement signed with SHI TU KANG TRADING CO LTD., (STK ) with office located in Nan Sha district, Guangzhou China. STK is a privately owned cosmetics, health & beauty, fragrance, and personal care trading a distribution company. In order to leverage the infrastructure in place with STK as the company will rely on STK’s support on sharing resources, office space and depending on their full assistance to customize packaging, boxes design, private label with Chinese brand name patent ( ) for the Chinese market.  The agreement states that STK will commit to provide the full turnkey services to simply importing products with valid import license from Hong Kong via Hai Tao Base official platform to marketing S2C products to their existing sales channels such as beauty parlours, drugstores, WeChat shops, beauty chain stores and as well some of their existing online shops.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As disclosed on our Current Report on Form 8-K filed on April 7, 2016, on April 7, 2016, KLJ & Associates, LLP resigned as our independent registered public accounting firm.

The reports of KLJ & Associates, LLP on our financial statements as of and for the fiscal years ended May 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended May 31, 2015 and 2014, there were no disagreements with KLJ & Associates, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction KLJ & Associates, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On April 25, 2016, our company engaged Yichien Yeh, CPA as its new independent registered public accounting firm. During the two most recent fiscal years, our company had not consulted with Yichien Yeh, CPA regarding any of the following:

(i)	the application of accounting principles to a specific transaction, either completed or proposed;

(ii)	the type of audit opinion that might be rendered on our financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice that Yichien Yeh, CPA concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of May 31, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed

Vitaliy Gorelik	President, Chief Financial Officer, Treasurer and Director	40	April 15, 2013

Edwon Lam	Chief Executive Officer	58	August 18, 2015

Caroline Bastidas	Secretary	34	April 15, 2013

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

Our company believes that Mr. Gorelik’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Our company believes that Mr. Lam’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Caroline Bastidas - Secretary

Caroline Bastidas was appointed as secretary of our company on April 15, 2013. Ms. Bastidas studied at University of Chile where she majored in commerce from 2001 till 2005. From 2006- 2009 Ms. Bastidas worked as a Sales Representative at Seguros Chile, an Insurance company. From 2009-2013 Ms. Bastidas worked as a Cash Operations Specialist in Banco de Chile, the Bank of Chile. Presently, Ms. Bastidas devotes 30 hours a week to our company.

Our company believes that Ms. Bastidas’ professional background experience gives her the qualifications and skills necessary to serve as an officer of our company.

Our board of directors consists solely of Vitaliy Gorelik.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

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

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vitaliy Gorelik(1) President, Chief Financial Officer,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Burt Ensley(2)	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Edwon Lam(3)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

_________________

(1)

Mr. Gorelik was appointed as president, chief financial officer, chief executive officer, treasurer, and director of our company on April 15, 2013 and resigned as chief executive officer on July 22, 2014.

(2)	Mr. Ensley was appointed as chief executive officer of our company on July 22, 2014 and resigned on August 18, 2015.
(3)	Mr. Lam was appointed as chief executive officer of our company on August 18, 2015

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Vitaliy Gorelik(2) Faraday Str. 31 Leipzig, Germany 04159	Common	21,000,000	65.79%

Edwon Lam(3) Guangzhou, GuangDong China	Common	Nil	0%

Caroline Bastidas(4) Faraday Str. 31 Leipzig, Germany 04159	Common	Nil	0%

Directors and Officers as a group	Common	21,000,000	65.79%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 12, 2016. As of September 12, 2016, there were 31,920,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2016 and for fiscal year ended May 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2016	May 31, 2015
Audit Fees	$7,750	$15,350
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,750	$15,350

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)
(10)	Material Contracts
10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
10.2	License Assignment Agreement dated January 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)
10.3	Exclusive License Agreement dated December 16, 2015 between the Company and Biomatrix Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2016)
10.4*	Exclusive Distributor Agreement between our company and Shi Tu Kang Trading Co Ltd.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: October 18, 2016	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 18, 2016	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2016	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

