Form 10-Q
period 2016-08-31
Science to Consumers, Inc.
filed 2016-10-26
CIK 1583671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 333-190391

SCIENCE TO CONSUMERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N33-1227949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 1618, American Bank Centre, 555 Ren Min Road, Guangzhou China	N/A
(Address of principal executive offices)	(Zip Code)

+86 139 022 55701
(Registrant’s telephone number, including area code)

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

☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,920,000 common shares issued and outstanding as of October 19, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

3

SCIENCE TO CONSUMERS, INC.

AUGUST 31, 2016

SCIENCE TO CONSUMERS, INC.

CONDENSED BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,153	$3,306
Total Current Assets	2,153	3,306

Website development costs	7,549	8,420

Total Assets	$9,702	$11,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued liabilities	20,327	16,857
Due to related party	7,702	7,675
Loan from director	8,891	8,891
Loan payable	31,000	31,000

Total Liabilities	67,920	64,423

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 31,900,000 shares issued and outstanding	31,900	31,900
Additional paid in capital	59,100	59,100
Stock Subscriptions	13,150	13,150
Accumulated deficit	(162,368)	(156,847)
Total Stockholders’ Deficit	(58,218)	(52,697)

Total Liabilities and Stockholders’ Deficit	$9,702	$11,726

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31, 2016	For the three months ended August 31, 2015

REVENUES	$–	$–

OPERATING EXPENSES
Amortization Expense	871	–
General and Administrative	1,848	–
Professional Fees	2,138	4,117

TOTAL OPERATING EXPENSES	4,857	4,117

NET LOSS FROM OPERATIONS	(4,857)	(4,117)

OTHER EXPENSES
Interest Expense	(664)	–

NET LOSS FROM OPERATIONS BEFORE TAXES	(5,521)	(4,117)

Provision for Income Taxes	–	–

NET LOSS	$(5,521)	$(4,117)

NET LOSS PER OUTSTANDING SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,900,000	29,900,000

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended August 31, 2016	For the three months ended August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(5,521)	$(4,117)

Adjustments to reconcile net loss:
Amortization	871	–

Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,470	4,117
Due to related parties	27	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,153)	–

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,153)	–
Cash and cash equivalents, beginning of period	3,306	1,749
Cash and cash equivalents, end of period	$2,153	$1,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the unaudited condensed financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Science to Consumers, Inc. (the “Company”) is a development stage company which registered in the State of Nevada on April 15, 2013 formed to distribute Argan Oil products. In addition, the Company is looking to market, sell, and distribute anti-aging products, as on December 29, 2015 the Company signed a five-year exclusive licensing agreement with Biomatrix, Inc. for the People’s Republic of China and Europe. The agreement will allow Science to Consumers Inc., to market and sell at least six of its special formulated anti-aging products including the DermaLastyl line. The Company will position itself to take full advantage of the distributing its products from their manufacturers to their customers.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company has no revenues as of August 31, 2016. The Company currently has accumulated deficit and working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,153 of cash as of August 31, 2016 and $3,306 of cash as of May 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2016 and May 31, 2016.

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 5 – LICENSE AGREEMENT

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc. (“Biomatrix”), a Delaware corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc. (“Biomatrix Arizona”), an Arizona corporation, which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock to Biomatrix. Upon closing of the transaction, Biomatrix Arizona will become a wholly owned subsidiary of the Company. As of August 31, 2016, the transaction had not closed and the Company has not received ownership of the Biomatrix Arizona equity.

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

On December 16, 2015, the Company issued to Biomatrix 2,000,000 shares of the Company’s common stock pursuant to the license agreement. As of August 31, 2016, the shares of Biomatrix Arizona were not received by the Company and the transaction had not closed. Due to the value of Biomatrix Arizona and the Company’s uncertain future revenues generated by the license, the fair value of the 2,000,000 shares issued has been recorded as $nil.

NOTE 6 – DUE TO RELATED PARTY

As of August 31, 2016, the Company was indebted to the Chief Executive Officer of the Company for $7,702 (May 31, 2016 - $7,675), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 7 – LOAN FROM DIRECTOR

As of August 31, 2016, the Company owed a director of the Company $8,891 (May 31, 2016 - $8,891) related to a loan to the Company for business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – LOAN PAYABLE

On May 1, 2016, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000. The loan is unsecured, bears interest at 8.5% per annum and is payable on May 1, 2017. As at August 31, 2016, the note holder has provided $31,000 to the Company pursuant to the loan agreement. As at August 31, 2016, the Company recorded $852 of interest payable (May 31, 2016 - $188).

NOTE 9 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

There were 31,900,000 shares of common stock issued and outstanding as of August 31, 2016.

NOTE 10 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2015	150,000	0.50

Issued	–	–

Balance, May 31, 2016 and August 31, 2016	150,000	0.50

As at August 31, 2016, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Life (years)

50,000	0.50	September 17, 2017	1.05
100,000	0.50	September 18, 2017	1.05

150,000			1.05

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

On September 1, 2016 the company signed an Exclusive Distributor Agreement with SHI TU KANG TRADING CO LTD. (STK), located in Nan Sha district, Guangzhou China. STK is a privately owned trading and distribution company, mostly dealing with cosmetic, health & beauty, fragrance and personal care related products. In order to leverage the infrastructure in place with STK, the company will rely on STK’s support of sharing resources, office space and depending on their full assistance to customize packaging, box designs and a private label with the Chinese brand name patent ( ) for the Chinese market. The agreement states that STK will commit to providing full turnkey services by importing products with valid import licenses from Hong Kong via the Hai Tao Base official platform. STK will also market S2C products to their existing sales channels such as beauty parlors, drugstores, WeChat shops, beauty chain stores and some of their existing online shops.

On September 26, 2016, the Company entered into a Convertible Promissory Note agreement for $18,000. The Note bears interest at 10% per annum and the principal amount and any interest thereon are due six months from the date of issuance. Pursuant to the agreement, the Note is convertible into shares of common stock at a conversion price equal to a 20% discount of the average share closing price for the thirty days preceding the date of conversion, not to be below $0.05 per share.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Science to Consumers, Inc., unless otherwise indicated.

Corporate Overview

We were incorporated in the State of Nevada on April 15, 2013. Our company is planning to be a distributor of Argan oil and Argan oil products to stores, spas, massage therapy offices and individuals in Germany. We intend to bring the 100% pure and organic Argan oil and skin products made with Argan oil directly from the manufacturers in Morocco to Germany and in the future to the rest of Europe. In addition, we are also looking to market, sell, and distribute anti-aging products, as on December 29, 2015 our company signed a five-year exclusive licensing agreement with Biomatrix, Inc. for the People’s Republic of China and Europe.  The agreement will allow Science to Consumers Inc., to market and sell at least six of the special formulated anti-aging products including the DermaLastyl line.  The first products that our company plans to sell is DermLastyl skin care products.  DermaLastyl is a trademarked anti-aging cream that aims to help to reduce wrinkles through the use of science.  The key ingredient, Tropoelastin, is a patented formulation of elastin produced by genetic engineering that aims to promote healing and renewing of the skin.   The DermaLastyl line are genetically engineered products on the market that aims to help restore elastin and elastic properties to the skin and around the eyes. We expect to generate revenues in China from sales of our products to individual customers and commercial customers such as spas, stores and massage therapy offices. In addition, an e-commerce strategy is being developed to market the Products online in China and an e-commerce website is being developed for the Chinese market and should be ready by the end of October 2016. Our corporate website has been updated and can be found at www.sciencetoconsumers.com.

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

Our company is also working with the Licensor to re-design and re-package the product line to better reflect the Chinese market place.

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

Our principal executive office is located at Room 1618, American Bank Centre, 555 Ren Min Road, Guangzhou, China. Our telephone number is +86 139 022 55701.

We do not have any subsidiaries.

We have never declared bankruptcy nor have we been in receivership.

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

Results of Operations for the Three Months Ended August 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2016 and 2015.

Our operating results for the three months ended August 31, 2016 and 2015 are summarized as follows:

	Three Months Ended
	August 31,
	2016	2015
Amortization	$871	$Nil
General and administrative	$1,848	$Nil
Professional fees	$2,138	$4,117
Net Loss	$(4,857)	$(4,117)

Our net loss for the three months ended August 31, 2016 was $4,857. Our net loss for three months ended August 31, 2015 was $4,117. During the three months ended August 31, 2016 we did not generate any revenue.

During the three months ended August 31, 2016, our operating expenses consisted of amortization of $871, general and administrative fees of $1,848 and professional fees of $2,138. During the three months ended August 31, 2015, our operating expenses consisted of professional fees of $4,117. The weighted average number of shares outstanding were 31,900,000 and 29,900,000 for the three months ended August 31, 2016 and August 31, 2015, respectively.

Liquidity and Financial Condition

Working Capital

	At August 31,	At May 31,
	2016	2016
Current Assets	$2,153	$3,306
Current Liabilities	$67,920	$64,423
Working Capital Deficit	$(65,767)	$(61,117)

Cash Flows

	At August 31,		At August 31,
	2016			2015
Net cash used in operations		$(1,153)	$	Nil
Net cash (used in) provided by investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities	$	Nil	$	Nil
Increase (Decrease) in Cash During the Period		$(1,153)	$	Nil

As at August 31, 2016, our total current assets were $2,153 compared to $3,306 in total current assets at May 31, 2016. Total current assets were comprised cash and cash equivalents. As at August 31, 2016, our current liabilities were $67,920 compared to $64,423 in current liabilities as at May 31, 2016. Stockholders’ deficit was $58,218 as of August 31, 2016 compared to stockholders' deficit of $52,697 as of May 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2016, net cash flows used in operating activities was $1,153 compared to $Nil for the three months ended August 31, 2015.

Cash Flows from Investing Activities

For the three months ended August 31, 2016 and 2015 we did not have any net cash flows used in investing activities.

Cash Flows from Financing Activities

For the three months ended August 31, 2016 and 2015 we did not have any cash flows from financing activities.

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

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

Estimated Expenses For the Twelve Month Period ending August 31, 2017

Professional fees	$30,000
Establishing an office in China	$13,000
Online Advertising	$5,000
Import Licenses	13,500
General and administrative expenses	50,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $2,153 in cash as of August 31, 2016, and a working capital deficit of $65,767. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $2,153 of cash as of August 31, 2016 and $3,306 of cash as of May 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2016 and May 31, 2016.

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

_________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: October 26, 2016	By:	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 26, 2016	By:	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)

