Form 10-Q
period 2016-11-30
Science to Consumers, Inc.
filed 2017-01-23
CIK 1583671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

31,920,000 common shares issued and outstanding as of January 12, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

3

SCIENCE TO CONSUMERS, INC.

NOVEMBER 30, 2016

SCIENCE TO CONSUMERS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,435	$3,306
Total Current Assets	1,435	3,306

Website development costs	6,678	8,420

Total Assets	$8,113	$11,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued liabilities	19,902	16,857
Due to related party	7,629	7,675
Loan from director	8,891	8,891
Loan payable	31,000	31,000
Convertible debenture, net of unamortized discount of $16,153	1,847	–
Total Liabilities	69,269	64,423

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 31,900,000 shares issued and outstanding	31,900	31,900
Additional paid in capital	77,100	59,100
Stock Subscriptions	13,150	13,150
Accumulated deficit	(183,306)	(156,847)
Total Stockholders’ Deficit	(61,156)	(52,697)

Total Liabilities and Stockholders’ Deficit	$8,113	$11,726

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended November 30, 2016	For the three months ended November 30, 2015	For the six months ended November 30, 2016	For the six months ended November 30, 2015

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Amortization expense	871	290	1,742	290
General and administrative	6,291	–	8,139	–
Professional fees	10,947	11,831	13,085	15,948

TOTAL OPERATING EXPENSES	18,109	12,121	22,966	16,238

NET LOSS FROM OPERATIONS	(18,109)	(12,121)	(22,966)	(16,238)

OTHER EXPENSES
Accretion of discount on convertible debenture	(1,847)	–	(1,847)	–
Interest expense	(982)	–	(1,646)	–

NET LOSS FROM OPERATIONS BEFORE TAXES	(20,938)	(12,121)	(26,459)	(16,238)

Provision for income taxes	–	–	–	–

NET LOSS	$(20,938)	$(12,121)	$(26,459)	$(16,238)

NET LOSS PER OUTSTANDING SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,900,000	29,917,802	31,900,000	29,908,852

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended November 30, 2016	For the six months ended November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(26,459)	$(16,238)

Adjustments to reconcile net loss:
Accretion of discount on convertible debenture	1,847	–
Amortization	1,742	290

Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,045	19,265
Due to related party	(2,596)	–
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(22,421)	3,317

CASH FLOWS FROM INVESTING ACTIVITIES

Website	–	(10,452)
CASH FLOWS USED IN INVESTING ACTIVITIES	–	(10,452)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	2,550	–
Proceeds from convertible debenture	18,000	–
Proceeds from sale of common stock	–	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,550	6,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,871)	(1,135)
Cash and cash equivalents, beginning of period	3,306	1,749
Cash and cash equivalents, end of period	$1,435	$614

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on November 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the six months ended November 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company has no revenues as of November 30, 2016. The Company currently has accumulated deficit and working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,435 of cash as of November 30, 2016 and $3,306 of cash as of May 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, amounts due to a related party, a loan from a director, a loan payable and a convertible debenture. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2016 and May 31, 2016.

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

NOTE 5 – LICENSE AGREEMENT

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc. (“Biomatrix”), a Delaware corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc. (“Biomatrix Arizona”), an Arizona corporation, which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock to Biomatrix. Upon closing of the transaction, Biomatrix Arizona will become a wholly owned subsidiary of the Company. As of November 30, 2016, the transaction had not closed and the Company has not received ownership of the Biomatrix Arizona equity.

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

On December 16, 2015, the Company issued to Biomatrix 2,000,000 shares of the Company’s common stock pursuant to the license agreement. As of November 30, 2016, the shares of Biomatrix Arizona were not received by the Company and the transaction had not closed. Due to the value of Biomatrix Arizona and the Company’s uncertain future revenues generated by the license, the fair value of the 2,000,000 shares issued has been recorded as $nil.

NOTE 6 – DUE TO RELATED PARTY

As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company for $7,629 (May 31, 2016 - $7,675), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 7 – LOAN FROM DIRECTOR

As of November 30, 2016, the Company owed a director of the Company $8,891 (May 31, 2016 - $8,891) related to a loan to the Company for business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – LOAN PAYABLE

On May 1, 2016, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000. The loan is unsecured, bears interest at 8.5% per annum and is payable on May 1, 2017. As at November 30, 2016, the note holder has provided $31,000 to the Company pursuant to the loan agreement. As at November 30, 2016, the Company recorded $1,509 of interest payable (May 31, 2016 - $188).

NOTE 9 – CONVERTIBLE DEBENTURE

On September 26, 2016, the Company issued a convertible debenture for $18,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per annum, and is due six months from the date of issuance. At any time up to and including the maturity date, the unpaid amount of principal and interest can be converted at the holder’s option at a conversion price equal to a 20% discount of the average share closing price for the thirty days preceding the date of conversion, not to be below $0.05 per share. The 20% discount provides for rate of conversion that is below market value, thus is characterized as a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $18,000. The embedded conversion option does not qualify for derivative accounting and bifurcation under ASC 815 “Derivatives and Hedging”. At November 30, 2016, the Company had amortized $1,847 of the debt discount to this convertible debenture and had accrued interest of $325 related to this convertible debenture.

Convertible Debentures consist of the following as of November 30, 2016:

Noteholder (issue date)	November 30, 2016

September 26, 2016 debenture	$18,000

18,000
Less: debt discount	(16,153)

Total	$1,847

NOTE 11 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

There were 31,900,000 shares of common stock issued and outstanding as of November 30, 2016.

NOTE 12 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2015	150,000	0.50

Issued	–	–

Balance, May 31, 2016 and November 30, 2016	150,000	0.50

As at November 30, 2016, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Life (years)

50,000	0.50	September 17, 2017	0.80
100,000	0.50	September 18, 2017	0.80
150,000			0.80

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued.

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

On January 19, 2015, our company, as assignee, entered into an Assignment Agreement with the Assignor, pursuant to which we have acquired the right, title and interest to the License Agreement and all obligations, benefits and advantages thereunder in relation to the territory under the License Agreement for consumer skin care products supplied by Protein Genomics. Under the terms of the Assignment Agreement, Burt Ensley, the current sole director and officer of the Assignor and a former chief executive officer of our company, 2,000,000 shares of common stock of our company was to be issued as consideration for the transfer of the License Agreement.

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

The terms of the Assignment Agreement signed on January 19, 2015 were not been met and a new agreement with similar terms and pricing were negotiated and entered into on December 29, 2015.

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

Marketing and Promotional Activities

During the quarter ended November 30, 2016, our distributor SHI TU KANG TRADING CO LTD ("STK") has signed a memorandum of understanding (MOU) with China Qipao Society (also known as The Chinese Cheongsam Association in some countries) to promote our Chinese brand name “朶米蘭詩” and generate sales through their apps “CQP 旗美薈”. China Qupao Society has more than 200,000 active members with about 420 international branches worldwide. As Qipao is not only the Chinese traditional costume, but also a great symbol of Chinese culture. Through their frequent show events and networks, our company will achieve brand awareness and promotion of our provide a better understanding of our company's skin care benefits to the female CQP members

STK has signed an official agreement on behalf of our company with Hai Tao Base ("HTB") to import products and display our products in the three most busiest and eye catching locations in Guangzhou downtown as well as University Campuses in both Guangzhou City and Conghua City. Similar to A S Watson chain stores in Hong Kong, HTB has signed contracts to major drug stores and expand their physical networks of more than 100 locations in the Guangdong area. Drug stores include Banzhi Lin (寶芝林), Great Forest (大森林),and Conghua GuangJi Tang (廣濟堂). The store expansion of HTB will definitely help our company to create product awareness and market penetration.

For the Hong Kong market, our company has decided to work with SaSa for consignment terms at various hot sales locations. Our company is also talking to different media companies including: OKI Media (http://okimedia.com.hk); Finger Shopping (http://www.fingershopping.com); HKTV Mall (http://www.hktvmall.com); FlyOn (http://www.flyonasia.com); Yahoo HK (https://hk.deals.yahoo.com/hong-kong) and Groupon (http://www.groupon.hk).

Results of Operations for the Three and Six Months Ended November 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended November 30, 2016 and 2015.

Our operating results for the three and six months ended November 30, 2016 and 2015 are summarized as follows:

	Three Months Ended			Six Months Ended
	November 30,			November 30
	2016	2015		2016	2015
Amortization	$871		$290	$1,742		$290
General and administrative	$6,291	$	Nil	$8,139	$	Nil
Professional fees	$10,947		$11,831	$13,085		$15,948
Net Loss	$(18,109)		$(12,121)	$(22,966)		$(16,238)

Our net loss for the three months ended November 30, 2016 was $18,109. Our net loss for six months ended November 30, 2016 was $12,121. During the six months ended November 30, 2016 we did not generate any revenue.

During the three months ended November 30, 2016, our operating expenses were amortization expenses of $871, general and administrative of $6,291 and professional fees of $10,947. During the three months ended November 30, 2015, our operating expenses were amortization expenses of $290 and professional fees of $11,831. The increase in operating expenses for this period compared to the previous period is primarily due to an increase of general and administrative expenses.

During the six months ended November 30, 2016, our operating expenses were amortization expenses of $1,742, general and administrative of $13,085 and professional fees of $13,085. During the six months ended November 30, 2015, our operating expenses were amortization expenses of $290 and professional fees of $15,948. The increase in operating expenses for this period compared to the previous period is primarily due to an increase of general and administrative expenses.

The weighted average number of shares outstanding were 31,900,000 and 29,908,852 for the six months ended November 30, 2016 and November 30, 2015, respectively.

Liquidity and Financial Condition

Working Capital

	At November 30,	At May 31,
	2016	2016
Current Assets	$1,435	$3,306
Current Liabilities	$69,269	$64,423
Working Capital	$(67,834)	$(61,117)

Cash Flows

	At November 30,	At November 30,
	2016	2015
Net cash (used in) provided by operations	$(22,421)	$3,317
Net cash (used in) provided by investing activities	$-	$(10,452)
Net cash (used in) provided by financing activities	$22,550	$6,000
Increase (Decrease) in Cash During the Period	$(1,871)	$(1,135)

As at November 30, 2016, our total current assets were $1,435 compared to $3,306 in total current assets at May 31, 2016. Total current assets were comprised cash and cash equivalents. As at November 30, 2016, our current liabilities were $69,269 compared to $64,423 in current liabilities as at May 31, 2016. Stockholders’ equity was ($61,159) as of November 30, 2016 compared to stockholders' equity of ($52,697) as of May 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2016, net cash flows used in operating activities was $22,421 compared to net cash provided by operating activities of $3,317 for the six months ended November 30, 2015.

Cash Flows from Investing Activities

For the six months ended November 30, 2016 net cash provided by investing activities was $Nil compared to net cash used in investing activities of $10,452 for the six months ended November 30, 2015.

Cash Flows from Financing Activities

For the six months ended November 30, 2016, cash flows from financing activities was $22,550 compared to net cash flows from financing activities of $6,000 for the six months ended November 30, 2015.

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

Estimated Expenses For the Twelve Month Period ending November 30, 2017

Professional fees	$30,000
Establishing an office in China	$13,000
Online Advertising	$5,000
Import Licenses	13,500
General and administrative expenses	50,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $1,435 in cash as of November 30, 2016, and a working capital deficit of $67,834. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $1,435 of cash as of November 30, 2016 and $3,306 of cash as of May 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2016 and May 31, 2016.

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on our Statement of Stockholders’ Deficit. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company's results of operations, financial position, or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2014)
(10)	Material Contracts
10.1	Web Site Design Agreement between our company and Smart Creations (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2013)
10.2	License Assignment Agreement dated January 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)
10.3	Exclusive License Agreement dated December 16, 2015 between the Company and Biomatrix Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 6, 2016)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: January 23, 2017	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 23, 2017	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)

