Form 10-Q
period 2017-02-28
Science to Consumers, Inc.
filed 2017-07-19
CIK 1583671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

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

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

31,920,000 common shares issued and outstanding as of April 10, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

SCIENCE TO CONSUMERS, INC.

CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

3

SCIENCE TO CONSUMERS, INC.

FEBRUARY 28, 2017

SCIENCE TO CONSUMERS, INC.

CONDENSED BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$3,306
Total Current Assets	–	3,306

Website development costs	5,807	8,420

Total Assets	$5,807	$11,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities

Current Liabilities
Accounts payable and accrued liabilities	27,637	16,857
Due to related party	7,656	7,675
Loan from director	8,891	8,891
Loan payable	31,000	31,000
Convertible debenture, net of unamortized discount of $7,027	10,973	–

Total Liabilities	86,157	64,423

Stockholders’ Deficit
Common stock, par value $0.001; 525,000,000 shares authorized, 31,900,000 shares issued and outstanding	31,900	31,900
Additional paid in capital	77,100	59,100
Stock Subscriptions	13,150	13,150
Accumulated deficit	(202,500)	(156,847)
Total Stockholders’ Deficit	(80,350)	(52,697)

Total Liabilities and Stockholders’ Deficit	$5,807	$11,726

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended February 28, 2017	For the three months ended February 29, 2016	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Amortization expense	871	291	2,613	581
General and administrative	4,092	–	12,231	–
Professional fees	4,005	18,501	17,090	34,449

TOTAL OPERATING EXPENSES	8,968	18,792	31,934	35,030

NET LOSS FROM OPERATIONS	(8,968)	(18,792)	(31,934)	(35,030)

OTHER EXPENSES
Accretion of discount on convertible debenture	(9,327)	–	(10,973)	–
Interest expense	(899)	–	(2,746)	–

NET LOSS FROM OPERATIONS BEFORE TAXES	(19,194)	(18,792)	(45,653)	(35,030)

Provision for income taxes	–	–	–	–

NET LOSS	$(19,194)	$(18,792)	$(45,653)	$(35,030)

NET LOSS PER OUTSTANDING SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,900,000	31,568,000	31,900,000	30,465,000

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(45,653)	$(35,030)

Adjustments to reconcile net loss:
Accretion of discount on convertible debenture	10,973	–
Amortization	2,613	581

Changes in assets and liabilities:
Accounts payable and accrued liabilities	10,780	13,852
Due to related party	(2,569)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,856)	(20,597)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	2,550	5,698
Proceeds from convertible debenture	18,000	–
Proceeds from sale of common stock	–	13,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,550	18,848

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,306)	(1,749)
Cash and cash equivalents, beginning of period	3,306	1,749
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the unaudited condensed financial statements.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 28, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements. The results of operations for the nine months ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company has no revenues as of February 28, 2017. The Company currently has accumulated deficit and working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $nil of cash as of February 28, 2017 and $3,306 of cash as of May 31, 2016.

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2017 and May 31, 2016.

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

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

NOTE 5 – LICENSE AGREEMENT

On December 29, 2015, the Company entered into an exclusive license agreement with Biomatrix Inc. (“Biomatrix”), a Delaware corporation, pursuant to which the Company obtained the exclusive rights to sell certain proprietary skincare products of Biomatrix by direct to consumer marketing and sales in the territories of China and Europe. In consideration for the marketing, sales and distribution services to be provided by the Company, Biomatrix has agreed to supply product inventory at a rate not less favorable than that provided to any third party. Additionally, Biomatrix has agreed to transfer to the Company 100% equity ownership of Biomatrix Inc. (“Biomatrix Arizona”), an Arizona corporation, which holds all right and title to the product distribution rights acquired. In consideration of transfer of title and rights acquired, the Company issued 2,000,000 restricted shares of common stock to Biomatrix. Upon closing of the transaction, Biomatrix Arizona will become a wholly owned subsidiary of the Company. As of February 28, 2017, the transaction had not closed and the Company has not received ownership of the Biomatrix Arizona equity.

The initial term of the exclusive license agreement is 5 years, subject to the Company achieving minimum sales of $250,000 and $500,000 during the first and second years of the agreement, respectively, commencing after the transaction has closed. Thereafter, the term will automatically renew for successive 5 year periods provided that the Company achieve a minimum $500,000 in sales of the licensed products during each calendar year of the term, excluding the first year.

On December 16, 2015, the Company issued to Biomatrix 2,000,000 shares of the Company’s common stock pursuant to the license agreement. As of February 28, 2017, the shares of Biomatrix Arizona were not received by the Company and the transaction had not closed. Due to the value of Biomatrix Arizona and the Company’s uncertain future revenues generated by the license, the fair value of the 2,000,000 shares issued has been recorded as $nil.

NOTE 6 – DUE TO RELATED PARTY

As of February 28, 2017, the Company was indebted to the Chief Executive Officer of the Company for $7,656 (May 31, 2016 - $7,675), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 7 – LOAN FROM DIRECTOR

As of February 28, 2017, the Company owed a director of the Company $8,891 (May 31, 2016 - $8,891) related to a loan to the Company for business operations. The loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – LOAN PAYABLE

On May 1, 2016, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000. The loan is unsecured, bears interest at 8.5% per annum and is payable on May 1, 2017. As at February 28, 2017, the note holder has provided $31,000 to the Company pursuant to the loan agreement. As at February 28, 2017, the Company recorded $2,159 of interest payable (May 31, 2016 - $188).

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

NOTE 9 – CONVERTIBLE DEBENTURE

On September 26, 2016, the Company issued a convertible debenture for $18,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per annum, and is due six months from the date of issuance. At any time up to and including the maturity date, the unpaid amount of principal and interest can be converted at the holder’s option at a conversion price equal to a 20% discount of the average share closing price for the thirty days preceding the date of conversion, not to be below $0.05 per share. The 20% discount provides for rate of conversion that is below market value, thus is characterized as a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $18,000. The embedded conversion option does not qualify for derivative accounting and bifurcation under ASC 815 “Derivatives and Hedging”. At February 28, 2017, the Company had amortized $10,973 of the debt discount to this convertible debenture and had accrued interest of $775 related to this convertible debenture.

Convertible Debentures consist of the following as of February 28, 2017:

Noteholder (issue date)	February 28, 2017

September 26, 2016 debenture	$18,000

18,000
Less: debt discount	(7,027)

Total	$10,973

NOTE 10 – COMMON STOCK

The Company has 525,000,000, $0.001 par value shares of common stock authorized.

There were 31,900,000 shares of common stock issued and outstanding as of February 28, 2017.

NOTE 11 – WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2015	150,000	0.50

Issued	–	–

Balance, May 31, 2016 and February 28, 2017	150,000	0.50

SCIENCE TO CONSUMERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

As at February 28, 2017, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date	Weighted Average Remaining Life (years)

50,000	0.50	September 17, 2017	0.55
100,000	0.50	September 18, 2017	0.55

150,000			0.55

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued.

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

Marketing and Promotional Activities

our distributor SHI TU KANG TRADING CO LTD ("STK") has signed a memorandum of understanding (MOU) with China Qipao Society (also known as The Chinese Cheongsam Association in some countries) to promote our Chinese brand name “朶米蘭詩” and generate sales through their apps “CQP 旗美薈”. China Qupao Society has more than 200,000 active members with about 420 international branches worldwide. As Qipao is not only the Chinese traditional costume, but also a great symbol of Chinese culture. Through their frequent show events and networks, our company will achieve brand awareness and promotion of our provide a better understanding of our company's skin care benefits to the female CQP members

STK has signed an official agreement on behalf of our company with Hai Tao Base ("HTB") to import products and display our products in the three most busiest and eye catching locations in Guangzhou downtown as well as University Campuses in both Guangzhou City and Conghua City. Similar to A S Watson chain stores in Hong Kong, HTB has signed contracts to major drug stores and expand their physical networks of more than 100 locations in the Guangdong area. Drug stores include Banzhi Lin (寶芝林), Great Forest (大森林),and Conghua GuangJi Tang (廣濟堂). The store expansion of HTB will definitely help our company to create product awareness and market penetration and as a result generating more profit.

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

Results of Operations for the Three and Nine Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended February 28, 2017 and February 29, 2016.

Our operating results for the three and nine months ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28 2017	February 29 2016	February 28 2017	February 29 2016
Amortization	$871	$291	$2,613	$581
General and administrative	$4,092	$-	$12,231	$-
Professional fees	$4,005	$18,501	$17,090	$34,449
Net Loss	$(19,194)	$(18,792)	$(45,653)	$(35,030)

Our net loss for the three months ended February 28, 2017 was $19,194. Our net loss for nine months ended February 28, 2017 was $35,030. During the nine months ended February 28, 2017 we did not generate any revenue.

During the three months ended February 28, 2017, our operating expenses were amortization expenses of $871, general and administrative of $4,095 and professional fees of $4,005. During the three months ended February 29, 2016, our operating expenses were amortization expenses of $291 and professional fees of $18,501. The increase in operating expenses for this period compared to the previous period is primarily due to an increase in general and administrative expenses.

During the nine months ended February 28, 2017, our operating expenses were amortization expenses of $2,613, general and administrative of $12,231 and professional fees of $17,090. During the nine months ended February 29, 2016, our operating expenses were amortization expenses of $581 and professional fees of $34,449. The increase in operating expenses for this period compared to the previous period is primarily due to an increase in general and administrative expenses.

The weighted average number of shares outstanding were 31,900,000 and 30,465,000 for the nine months ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Financial Condition

Working Capital

	At February 28,	At May 31,
	2017	2016
Current Assets	$-	$3,306
Current Liabilities	$86,157	$64,423
Working Capital	$(86,157)	$(61,117)

Cash Flows

	At February 28,	At February 29,
	2018	2016
Net cash (used in) provided by operations	$(23,856)	$(20,597)
Net cash (used in) provided by investing activities	$-	$-
Net cash (used in) provided by financing activities	$20,550	$18,848
Increase (Decrease) in Cash During the Period	$(3,306)	$(1,749)

As at February 28, 2017, our total current assets were $Nil compared to $3,306 in total current assets at May 31, 2016. Total current assets were comprised cash and cash equivalents. As at February 28, 2017, our current liabilities were $86,157 compared to $64,423 in current liabilities as at May 31, 2016. Stockholders’ equity was ($80,350) as of February 28, 2017 compared to stockholders' equity of ($52,697) as of May 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2017, net cash flows used in operating activities was $23,856 compared to net cash provided by operating activities of $20,597 for the nine months ended February 29, 2016.

Cash Flows from Investing Activities

For the nine months ended February 28, 2017 net cash provided by investing activities was $Nil compared to net cash used in investing activities of $Nil for the nine months ended February 29, 2016.

Cash Flows from Financing Activities

For the nine months ended February 28, 2017, cash flows from financing activities was $20,500 compared to net cash flows from financing activities of $18,848 for the nine months ended February 29, 2016.

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

Estimated Expenses For the Twelve Month Period ending February 28, 2018

Professional fees	$30,000
Establishing an office in China	$13,000
Online Advertising	$5,000
Import Licenses	13,500
General and administrative expenses	50,000
Total	$111,500

At present, our cash requirements for the next 12 months outweigh the funds available to maintain our operations or development of any future properties. Of the $111,500 that we require for the next 12 months, we had $Nil in cash as of February 28, 2017, and a working capital deficit of $86,157. Until we complete a transaction, acquisition or business combination, our cash requirements will be in regards to maintaining our corporate existence, and ensuring compliance with our SEC continuous disclosure obligations, including our financial reporting requirements. In addition, we will require additional capital in order to investigate and conclude any future transaction, acquisition or business combination. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $Nil of cash as of February 28, 2017 and $3,306 of cash as of May 31, 2016.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2017 and May 31, 2016.

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

SCIENCE TO CONSUMERS, INC.
(Registrant)

Dated: July 19, 2017	/s/ Vitaliy Gorelik
Vitaliy Gorelik
President, Chief Financial Officer, Treasurer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 19, 2017	/s/ Edwon Lam
Edwon Lam
Chief Executive Officer
(Principal Executive Officer)

